Form 10-Q
period 2016-06-30
TRUPAL MEDIA, INC.
filed 2016-09-23
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-208862
Commission File Number

TRUPAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Florida	46-5200354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1205 Lincoln Avenue, Suite 220 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(954) 882-7951
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

 a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of September 15, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Registration Report on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of June 30, 2016 (Unaudited) and March 31, 2016	F-1
Interim Unaudited Statements of Operations for the three months ended June 30, 2016 and 2015	F-2
Interim Unaudited Statements of Cash Flows for the three months ended June 30, 2016 and 2015	F-3
Notes to Financial Statements	F-4 to F-9

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	June 30, 2016 (Unaudited)	March 31, 2016 (Audited)
ASSETS
Current assets
Cash	$550	$1,035
Accounts receivable	7,163	9,450
Total current assets	7,713	10,485

Total assets	$7,713	$10,485

LIABILTIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$94,669	$90,247
Accounts payable – related parties	466,702	417,718

Total current liabilities	561,371	507,965

Commitments and Contingencies	-	-

Total Liabilities	561,371	507,965

Stockholders’ equity Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding at June 30, 2016 and March 31, 2016	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at June 30, 2016 and March 31, 2016	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(4,950,655)	(4,894,477)
Total stockholders’ equity (deficit)	(553,658)	(497,480)

Total liabilities and stockholders’ equity	7,713	$10,485

See accompanying notes to interim unaudited  financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenue	$29,810	$65,919
Cost of revenue
Commission fees	8,943	19,776
Hosting fees	5,228	14,296
Server rental fees	-	4,500
Content licensing fees	2,981	6,592
Total cost of revenue	17,152	45,164

Gross Profit	12,658	20,755

Operating expenses
Advertising	26,553	131,723
Professional fees	9,890	7,500
Management fees, Social Media applications	30,000	30,000
General and administration	2,393	458
Total operating expenses	68,836	169,681

Loss from operations	(56,178)	(148,926)

Gain (loss) on debt settlement	-	(1,680,080)

Net income (loss)	$(56,178)	$(1,829,006)

Weighted average shares outstanding – basic and diluted	26,485,129	16,563,312

Net income (loss) per share – basic and diluted	$(0.00)	$(0.11)

See accompanying notes to interim unaudited  financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(56,178)	$(1,829,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt settlement		1,680,080
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,287	(1,444)
(Increase) decrease in prepaid expenses	-	(2,000)
Increase in accounts payable and accrued liabilities	4,422	45,092
Increase in accounts payable and accrued liabilities – related parties	48,984	40,091
Net cash used in operating activities	(485)	(67,187)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,358
Net cash provided by financing activities	-	6,358

Net increase (decrease) in cash	(485)	(60,829)
Cash, beginning of period	1,035	69,099
Cash, end of period	$550	$8,270

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions:
Preferred shares issued to settle due to related party	$-	$2,472,661
Common stock issued to settle accounts payable – related party	-	135,661

See accompanying notes to interim unaudited  financial statements.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Trupal Media, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the Company”) has developed a platform for casino-game play in a social media environment.  We were incorporated in the State of Florida on March 14, 2014.  We are headquartered in Miami Beach, Florida and our contracted software development, marketing and implementation providers are based in Peru. The Company launched its flagship social gaming application, “” on April 1, 2014. We license over 50 casino based games presently on our social media platform. To date, Cleo’s Casino has had a good response by players as shown through its high player retention rate and increasing number of new and returning users. Trupal Media, Inc. is focused on delivering high quality gaming platforms, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders.

On May 6, 2015 the Company’s Board of Directors approved an amendment to the articles of incorporation to increase to the authorized share capital from 10,000,000 to 1,000,000,000 common shares. The effect of this action has been retroactively impacted in these financial statements.

On July 13, 2016, the Company’s Form S-1 Registration Statement received a notice of effect from the Securities and Exchange commission. The Company is presently pursuing a listing on OTC Markets as well as additional funding as may be required to fully execute its plan of operations.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

Note 2 - Summary of Significant Accounting Policies

Fiscal year end: The Company has selected March 31 as its fiscal year end.

Functional currency: The Company’s functional currency is the United States Dollar.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

We derive revenue from the sale of virtual goods associated with our online games, as well as from services provided for customer events. All sales are recorded in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 2 - Summary of Significant Accounting Policies (continued)

Online Game

We operate our flagship social gaming application “Cleo’s Casino”. Cleo’s Casino is available on Facebook. Cleo Casino generates revenue through the sale of virtual currency to players that they may exchange to play at any of our licensed online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within Cleo Casino. Players can pay for our virtual currency using Facebook credits or Facebook local currency payments when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms.

Revenue from the sale of virtual currency to players is recognized when the service has been provided to the player, assuming all other revenue recognition criteria have been met. We have determined that an implied obligation exists by the Company to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. We recognize revenue upon the sale of the game credits to the customer, and receive such amounts from the payment processor within a period of 30 days from the sale to the customer.

Cost of Revenue

Our cost of revenue consists primarily of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of virtual good transaction fees paid to platform operators such as Facebook, Google, Amazon and Apple and content licensing fees, all of which are expensed as commissions.  We also incur hosting fees and server rental fees.  We also record costs related to the fulfillment of specific customer advertising campaigns.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Research and Development And Capitalized Software Development Costs

Research and development expenses with respect to the Company’s online gaming platform including consulting services, internal costs for payroll, overhead and related expenses of its technology development and other employees directly involved in the application development are charged to expense as incurred in accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  While the Company has launched its application, has determined technological feasibility and is generating revenues from the sale of virtual currency, due to the limited cash flow to date, the Company does not yet consider it has reached the threshold for economic feasibility.  All software development costs have therefore been expensed upon completion of management’s impairment analysis at fiscal year-end. As the Company has achieved technological feasibility the Company intends to capitalize ongoing application software and development costs. Amortization of any capitalized software development costs will be amortized on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 36 months.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Loss per Common Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2016 because the effect would have been anti-dilutive:

June 30, 2016
Common stock issuable upon conversion of convertible preferred stock	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $553,658 at June 30, 2016 ($497,480 at March 31, 2016).  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at June 30, 2016 and March 31, 2016 there were a total of 26,485,129 shares issued and outstanding.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock (continued)

Shares issued in fiscal year ended March 31, 2016:

During April 2015, the Company received funds from investors for a total of 127,160 shares of the Company’s common stock at a purchase price of $0.05 per share for total cash proceeds of $6,358.

During April 2015, the Company issued 313,228 shares of common stock at $0.05 per share to Virtu Citi LLC to settle certain debt in the amount of $15,661

On May 6, 2015, the Company and Panash S.A.C, a company owned by Panayis Palexas, our sole officer and director, entered into agreements where under Panash S.A.C agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded 1,080,000 as loss on debt settlement upon issuance of the shares.

Preferred Shares

As at June 30, 2016 and March 31, 2016 there were a total of 1,000 preferred shares issued and outstanding.

Preferred Shares issued in fiscal year ended March 31, 2016:

On May 6, 2015, Mr. Palexas agreed to settle a total of $2,472,661 in amounts payable by the issuance of a total of 1,000,000 shares of Series A Preferred stock, each share having a voting right equivalent to 500 votes of Common Stock, and each one share of Series A Preferred stock being convertible into 500 common shares. The Company obtained a third party valuation of the preferred stock to determine the fair value as at the date of issue.  The report results provided for a value of $3,072,741 and therefore the Company recorded a loss on debt settlement of $600,080 as of the issuance date.

Note 5 – Related Party Transactions

(1)
On April 14, 2014, the Company entered into a Service Software Provider Agreement (the “Agreement”) with Panash S.A.C (“Provider”), company owned by our President Panayis Palexas. Under the Agreement, the Provider will develop creative ads, manage social media networks, maintain and engage existing users via social media networks, create positing and manage the Company’s Facebook Fan page.  In addition, the Provider will ensure brand positioning and increase awareness as well we grow and retain users.  The Provider will be paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed of $100,000 per month. Only in the 1st year of operation accumulated compensation may be paid with a Promissory Note which will be due and payable on or before April 30, 2016.

On May 6, 2015, the Company and Panash S.A.C, a company controlled by Panayis Palexas, our sole officer and director, entered into agreements where under Panash S.A.C agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded loss of debt settlement of $1,080,000 on the issuance date.

During the three months ended June 30, 2016 the Company accrued fees of $30,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $150,000 on the balance sheets as accounts payable – related party ($120,000 – March 31, 2016).

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 – Related Party Transactions (continued)

(2)
On April 1, 2014, the Company entered into a software license and services agreement with Game Media Works, Ltd. (“GMW”), a company 100% controlled by our President, Panayis Palexas. Under the software license and services agreement, GMW grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games (“The System”) available to End Users to play via the internet using the Cleo’s Casino proprietary platform.   The fee for the license of the System is an ongoing usage fee equal to 10% of the monthly gross income generated by the games.

During the three months ended June 30, 2016, GMW charged $2,981 in license fees. The Company didn’t make any cash payments, leaving $41,258 in the balance sheet as accounts payable – related parties (March 31, 2016 - $38,277).

(3)
During the three months ended June 30, 2016, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $5,750 to the Company for ongoing operating expenses. The Company didn’t make any cash payments to further reduce the balance, leaving $69,083 in the balance sheet as accounts payable – related parties ($63,333 – March 31, 2016).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2016 or up to the three months ended June 30, 2016, leaving $127,082 on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the three months ended June 30, 2016, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $26,554 for advertising expenses. The Company paid $16,300 in cash, leaving $61,278 on the balance sheets as accounts payable – related parties ($51,025 – March 31, 2016).

Note 6 – Commitments and Contingencies

Consulting Agreement

On February 18, 2015, the Company entered into a Consulting Agreement with DTWE Investments, LLC (“Consultant”).  Under the terms of the agreement the Consultant will assist the Company in the development and execution of an acquisition and corporate financing strategy in connection with the growth and potential public offering of securities of the Company’s business. Under the agreement, the Company will:

*	Pay Consultant a fee of $60,000 ($5,000 was paid on the execution of this agreement)

*	Pay 5% of finder’s fee for any and all funds introduced by Consultant

*	Issue 750,000 shares of the Company’s common stock upon the first day of trading the Company’s shares on a national exchange.

The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuances, the Company expects to record a value of $0.05 per share in respect of the issued shares for a total of $37,500, which is the offering share price under the Company’s S-1 registration statement.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%. During the fiscal years ended March 31, 2016 and 2015, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,950,655 at June 30, 2016 and $4,894,477 at March 31, 2016, and will begin to expire in the year 2034.

The Company applies a statutory income tax rate of 34%. Accordingly, for the three months ended June 30, 2016, the valuation allowance increased by approximately $19,100.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through September 15, 2016, and determined that there were no other events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Trupal Media, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 1205 Lincoln Avenue, Suite 220, Miami Beach, FL 33139. Our telephone number is (954) 882-7951.

Trupal Media Inc. is a social-casino-game publisher, incorporated in the State of Florida on March 14, 2014. We operate in the gaming content delivery business. The Company launched its flagship social gaming app “Cleo’s Casino” on April 1, 2014. Cleo’s Casino which is available on Facebook, is an ancient Egyptian themed app that offers 5 slot games per room, with each room being themed around the life story of Cleopatra. Users download the app and purchase virtual coins from the Company to play the various games in the app. Each user plays the first slot game of each room trying to achieve objectives in order to unlock the next slot game in a progressive fashion. A “User” or “Player” is a person who has downloaded the application, signed in and made use of the games. Playing the slots using purchased virtual coins allows users to earn additional virtual coins to extend play.  Slot tournaments have been added to the app for players to compete against each other and win additional virtual coins.  Trupal generates revenue as the users purchase virtual coins in order to commence and continue game play. Since inception, Trupal has integrated more than 40 slot games and slot tournaments.  The Company’s ability to become profitable is dependent on our ability to market to a wider audience and thereby generate continuous in app purchases from a broad user base accelerating the purchase of virtual currency for use in our games.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2016 and audited financial statements for the year ended March 31, 2016, along with the accompanying notes.

Working Capital

	At June 30, 2016	At March 31, 2016
Current Assets	$7,713	$10,485
Current Liabilities	$561,371	$507,965
Working Capital (Deficit)	$(553,658)	$(497,480)

Cash Flows

	Three month periods ended June 30,
	2016	2015
Net cash used in operating activities	$(485)	$(67,187)
Net cash provided by financing activities	$-	$6,385
Net increase in cash during period	$(485)	$(60,829)

Results of Operations

During the three months ended June 30, 2016 and 2015, the Company generated gross revenues of $29,810 and $65,919 respectively, providing a gross profit after costs totaling $12,658 (2016) and $20,755 (2015) and incurred operating expenses in three month ended June 30, 2016 of $68,836, compared to $169,681 in the same period ended June 30, 2015. $1,680,080 recorded as a loss on the settlement of debt in the three months ended June 30, 2015 with no comparative amount in the same period ended June 30, 2016.

The net loss in three months ended June 30, 2016 totaled $56,178 compared to $1,829,006 in same period ended June 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.               CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.             RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Trupal Media, Inc.*
3.2	Articles of Amendment of Trupal Media, Inc. *
3.3	Bylaws of Trupal Media, Inc.*
10.1	Agreement executed on April 1, 2014 between Trupal Media, Inc. and Game Media Works, Ltd.*
10.2	Agreement executed on April 14, 2014 between Trupal Media, Inc. and Panash S.A.C.*
10.3	Description of oral contract between Panayis Palexas and Trupal Media Inc.*

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act**
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act**
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*Filed Previously
**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	September 23, 2016	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director