Form 10-Q
period 2016-09-30
TRUPAL MEDIA, INC.
filed 2016-11-22
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of November 18, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Registration Report on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of September 30, 2016 (Unaudited) and March 31, 2016	F-1
Interim Unaudited Statements of Operations for the six months ended September 30, 2016 and 2015	F-2
Interim Unaudited Statements of Cash Flows for the six months ended September 30, 2016 and 2015	F-3
Notes to Financial Statements	F-4 to F-9

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)
ASSETS
Current assets
Cash	$492	$1,035
Accounts receivable	7,186	9,450
Total current assets	7,678	10,485

Total assets	$7,678	$10,485

LIABILTIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$96,322	$90,247
Accounts payable – related parties	523,927	417,718

Total current liabilities	620,249	507,965

Commitments and Contingencies

Total Liabilities	620,249	507,965

Stockholders’ equity Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding at June 30, 2016 and March 31, 2016	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at September 30, 2016 and March 31, 2016	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,009,568)	(4,894,477)
Total stockholders’ equity (deficit)	(612,571)	(497,480)

Total liabilities and stockholders’ equity	7,678	$10,485

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$23,350	$55,463	$53,160	$121,382
Cost of revenue
Commission fees	7,005	16,639	15,948	36,415
Hosting fees	5,588	12,657	10,816	26,953
Server rental fees	-	4,500	-	9,000
Content licensing fees	2,335	5,546	5,316	12,138
Total cost of revenue	14,928	39,342	32,080	84,506

Gross Profit	8,422	16,121	21,080	36,876

Operating expenses
Advertising	28,390	52,577	54,943	184,300
Professional fees	5,311	2,500	15,201	10,000
Management fees, Social Media applications	30,000	30,000	60,000	60,000
General and administration	3,634	359	6,027	817
Total operating expenses	67,335	85,436	136,171	255,117

Loss from operations	(58,913)	(69,315)	(115,091)	(218,241)

Gain (loss) on debt settlement	-	-	-	(1,680,080)

Net income (loss)	$(58,913)	$(69,315)	$(115,091)	$(1,898,321)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.08)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	22,594,956

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(115,091)	$(1,898,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt settlement	-	1,680,080
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,264	3,499
(Increase) decrease in prepaid expenses	-	(2,000)
Increase in accounts payable and accrued liabilities	6,075	34,267
Increase in accounts payable and accrued liabilities – related parties	106,209	121,766
Net cash used in operating activities	(543)	(60,709)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,358
Net cash provided by financing activities	-	6,358

Net increase (decrease) in cash	(543)	(54,351)
Cash, beginning of period	1,035	69,099
Cash, end of period	$492	$14,748

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions:
Preferred shares issued to settle due to related party	$-	$2,472,661
Common stock issued to settle accounts payable – related party	-	135,661

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

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

September 30, 2016
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $612,571 at September 30, 2016 ($497,480 at March 31, 2016).  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at September 30, 2016 and March 31, 2016 there were a total of 26,485,129 shares issued and outstanding.
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

Preferred Shares

As at September 30, 2016 and March 31, 2016 there were a total of 1,000 preferred shares issued and outstanding.

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

During the six months ended September 30, 2016 the Company accrued fees of $60,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $150,000 on the balance sheets as accounts payable – related party ($120,000 – March 31, 2016).

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

During the six months ended September 30, 2016, GMW charged $5,316 in license fees. The Company didn’t make any cash payments, leaving $43,593 in the balance sheet as accounts payable – related parties (March 31, 2016 - $38,277).

(3)
During the six months ended September 30, 2016, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $6,350 to the Company for ongoing operating expenses. The Company didn’t make any cash payments to further reduce the balance, leaving $69,683 in the balance sheet as accounts payable – related parties ($63,333 – March 31, 2016).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2016 or up to the six months ended September 30, 2016, leaving $127,082 on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the six months ended September 30, 2016, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $54,943for advertising expenses. The Company paid $20,400 in cash, leaving $85,568 on the balance sheets as accounts payable – related parties ($51,025 – March 31, 2016).

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

TRUPAL MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%. During the fiscal years ended March 31, 2016 and 2015, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,009,000 at September 30, 2016 and $4,894,477 at March 31, 2016, and will begin to expire in the year 2034.

The Company applies a statutory income tax rate of 34%. Accordingly, for the six months ended September 30, 2016, the valuation allowance increased by approximately $39,100.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 15, 2016, and determined that there were no other events to disclose.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended September 30, 2016 and audited financial statements for the year ended March 31, 2016, along with the accompanying notes.

Working Capital

	At September 30, 2016	At March 31, 2016
Current Assets	$7,678	$10,485
Current Liabilities	$620,249	$507,965
Working Capital (Deficit)	$(612,571)	$(497,480)

	Six month periods ended September 30,
	2016	2015
Net cash used in operating activities	$(543)	$(60,709)
Net cash provided by financing activities	$-	$6,358
Net increase in cash during period	$(543)	$(54,351)

Results of Operations

During the three months ended September 30, 2016 and 2015, the Company generated gross revenues of $23,350 and $55,463 respectively, providing a gross profit after costs totaling $8,422 (2016) and $16,121 (2015) and incurred operating expenses in three month ended September 30, 2016 of $67,335, compared to $85,436 in the same period ended September 30, 2015. $1,680,080 recorded as a loss on the settlement of debt in the three months ended September 30, 2015 with no comparative amount in the same period ended September 30, 2016.

The net loss in three months ended September 30, 2016 totaled $58,913 compared to $69,315 in same period ended September 30, 2015.

During the six months ended September 30, 2016 and 2015, the Company generated gross revenues of $53,160 and $121,382 respectively, providing a gross profit after costs totaling $21,080 (2016) and $36,876 (2015) and incurred operating expenses in six month ended September 30, 2016 of $136,171, compared to $255,117 in the same period ended September 30, 2015. $1,680,080 recorded as a loss on the settlement of debt in the six months ended September 30, 2015 with no comparative amount in the same period ended September 30, 2016.

The net loss in six months ended September 30, 2016 totaled $115,091 compared to $1,898,321 in same period ended September 30, 2015.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

Trupal Media, Inc.

Date:	November 22, 2016	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director