Form 10-Q
period 2016-12-31
TRUPAL MEDIA, INC.
filed 2017-02-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of February 13, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Registration Report on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of December 31, 2016 (Unaudited) and March 31, 2016	F-1
Interim Unaudited Statements of Operations for the nine and three months ended December 31, 2016 and 2015	F-2
Interim Unaudited Statements of Cash Flows for the nine months ended December 31, 2016 and 2015	F-3
Notes to Unaudited Financial Statements	F-4 to F-9

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	December 31, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets
Cash	$1,487	$1,035
Accounts receivable	5,869	9,450
Total current assets	7,356	10,485

Total assets	$7,356	$10,485

LIABILTIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$86,318	$90,247
Accounts payable – related parties	598,128	417,718

Total current liabilities	684,446	507,965

Commitments and Contingencies

Total Liabilities	684,446	507,965

Stockholders’ equity Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2016 and March 31, 2016	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at December 31, 2016 and March 31, 2016	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,074,087)	(4,894,477)
Total stockholders’ equity (deficit)	(677,090)	(497,480)

Total liabilities and stockholders’ equity	7,356	$10,485

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenue	$17,925	$44,329	$71,085	$165,711
Cost of revenue
Commission fees	5,377	13,298	21,325	49,713
Hosting fees	4,927	(497)	15,743	26,456
Server rental fees	-	(9,000)	-	-
Content licensing fees	1,793	3,856	7,109	15,994
Total cost of revenue	12,097	7,657	44,177	92,163

Gross Profit	5,828	36,672	26,908	73,548

Operating expenses
Advertising	31,811	82,355	86,754	266,655
Professional fees	6,280	19,000	21,481	29,000
Management fees, Social Media applications	30,000	30,000	90,000	90,000
General and administration	2,256	274	8,283	1,091
Total operating expenses	70,347	131,629	206,518	386,746

Loss from operations	(64,519)	(94,957)	(179,610)	(313,198)

Gain (loss) on debt settlement	-	-	-	(1,680,080)

Net income (loss)	$(64,519)	$(94,957)	$(179,610)	$(1,993,278)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.09)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	23,226,138

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(179,610)	$(1,993,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt settlement	-	1,680,080
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,581	5,676
Increase (decrease) in accounts payable and accrued liabilities	(3,930)	35,521
Increase in accounts payable and accrued liabilities – related parties	180,411	196,749
Net cash provided by (used in) operating activities	452	(75,252)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,358
Net cash provided by financing activities	-	6,358

Net increase (decrease) in cash	452	(68,894)
Cash, beginning of period	1,035	69,099
Cash, end of period	$1,487	$205

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions:
Preferred shares issued to settle due to related party	$-	$2,472,661
Common stock issued to settle accounts payable – related party	-	135,661

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Trupal Media, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the Company”) has developed a platform for casino-game play in a social media environment.  We were incorporated in the State of Florida on March 14, 2014.  We are headquartered in Miami Beach, Florida and our contracted software development, marketing and implementation providers are based in Peru. The Company launched its flagship social gaming application, “Cleo’s Casino” on April 1, 2014. We license over 50 casino based games presently on our social media platform. To date, Cleo’s Casino has had a good response by players as shown through its high player retention rate and increasing number of new and returning users. Trupal Media, Inc. is focused on delivering high quality gaming platforms, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders.

On May 6, 2015 the Company’s Board of Directors approved an amendment to the articles of incorporation to increase the authorized share capital from 10,000,000 to 1,000,000,000 common shares. The effect of this action has been retroactively impacted in these financial statements.

On July 13, 2016, the Company’s Form S-1 Registration Statement received a notice of effect from the Securities and Exchange Commission. The Company is presently pursuing a listing on OTC Markets as well as additional funding as may be required to fully execute its plan of operations.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on June 29, 2016.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Research and Development And Capitalized Software Development Costs

Research and development expenses with respect to the Company’s online gaming platform including consulting services, internal costs for payroll, overhead and related expenses of its technology development and other employees directly involved in the application development are charged to expense as incurred in accordance with the provisions of ASC Topic 985), Software.  While the Company has launched its application, has determined technological feasibility and is generating revenues from the sale of virtual currency, due to the limited cash flow to date, the Company does not yet consider it has reached the threshold for economic feasibility.  All software development costs have therefore been expensed upon completion of management’s impairment analysis at fiscal year-end. As the Company has achieved technological feasibility the Company intends to capitalize ongoing application software and development costs. Amortization of any capitalized software development costs will be amortized on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 36 months.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $86,754 for the nine months December 31, 2016 and $266,655 for the same period ended December 31, 2015, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2016 because the effect would have been anti-dilutive:

December 31, 2016
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $677,090 at December 31, 2016 ($497,480 at March 31, 2016).  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at December 31, 2016 and March 31, 2016 there were a total of 26,485,129 shares issued and outstanding.

Shares issued in fiscal year ended March 31, 2016:

During April 2015, the Company received funds from investors for a total of 127,160 shares of the Company’s common stock at a purchase price of $0.05 per share for total cash proceeds of $6,358.

During April 2015, the Company issued 313,228 shares of common stock at $0.05 per share to Virtu Citi LLC to settle certain debt in the amount of $15,661

On May 6, 2015, the Company and Panash S.A.C, a company owned by Panayis Palexas, our sole officer and director, entered into agreements where under Panash S.A.C agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded $1,080,000 as loss on debt settlement upon issuance of the shares.

Preferred Shares

As at December 31, 2016 and March 31, 2016 there were a total of 1,000,000 preferred shares issued and outstanding.

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

During the nine months ended December 31, 2016 the Company accrued fees of $90,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $210,000 on the balance sheets as accounts payable – related party ($120,000 – March 31, 2016).

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the nine months ended December 31, 2016, GMW charged $7,109 in license fees. The Company didn’t make any cash payments, leaving $45,385 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties (March 31, 2016 - $38,277).

(3)
During the nine months ended December 31, 2016, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $22,350 to the Company for ongoing operating expenses. The Company didn’t make any cash payments to further reduce the balance, leaving $85,683 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties ($63,333 – March 31, 2016).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during the nine months ended December 31, 2016, leaving $127,082 as the outstanding balance which is recorded on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the nine months ended December 31, 2016, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $86,753 advertising expenses. The Company paid $25,800 in cash, leaving $111,978 as the outstanding balance which is recorded on the balance sheets as accounts payable – related parties ($51,025 – March 31, 2016).

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the fiscal years ended March 31, 2016 and 2015, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,074,087 at December 31, 2016 and $4,894,477 at March 31, 2016, and will begin to expire in the year 2034.

The Company applies a statutory income tax rate of 34%. Accordingly, for the nine months ended December 31, 2016, the valuation allowance increased by approximately $61,000.

All tax years since inception are open for examination by the Internal Revenue Service.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no other events to disclose.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended December 31, 2016 and audited financial statements for the year ended March 31, 2016, along with the accompanying notes.

Working Capital

	At December 31, 2016	At March 31, 2016
Current Assets	$7,356	$10,485
Current Liabilities	$684,446	$507,965
Working Capital (Deficit)	$(677,090)	$(497,480)

	Nine month periods ended December 31,
	2016	2015
Net cash provided (used) in operating activities	$452	$(75,252)
Net cash provided by financing activities	$-	$6,358
Net increase (decrease) in cash during period	$452	$(68,894)

Results of Operations

During the three months ended December 31, 2016 and 2015, the Company generated gross revenues of $17,925 and $44,329 respectively, providing a gross profit after costs totaling $5,828 (2016) and $36,672 (2015) and incurred operating expenses in the three months ended December 31, 2016 of $70,347, compared to $131,629 in the same period ended December 31, 2015.  The decline in revenue is a direct result of a decline in amounts expended on advertising to drive new customers to our site.  The Company is pursuing additional financing options to allow increased expenditures on advertising prior to the close of fiscal 2018.

The net loss in three months ended December 31, 2016 totaled $64,519 compared to $94,957 in same period ended December 31, 2015.

During the nine months ended December 31, 2016 and 2015, the Company generated gross revenues of $71,085 and $165,711 respectively, providing a gross profit after costs totaling $26,908 (2016) and $73,548 (2015) and incurred operating expenses in nine month ended December 31, 2016 of $206,518, compared to $386,746 in the same period ended December 31, 2015. $1,680,080 recorded as a loss on the settlement of debt in the nine months ended December 31, 2015 with no comparative amount in the same period ended December 31, 2016. The decline in revenue is a direct result of a decline in amounts expended on advertising to drive new customers to our site.  The Company is pursuing additional financing options to allow increased expenditures on advertising prior to the close of fiscal 2018.

The net loss in nine months ended December 31, 2016 totaled $179,610 compared to $1,993,278 in same period ended December 31, 2015.

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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Trupal Media, Inc.(1)
3.2	Articles of Amendment of Trupal Media, Inc.(1)
3.3	Bylaws of Trupal Media, Inc.(1)
10.1	Agreement executed on April 1, 2014 between Trupal Media, Inc. and Game Media Works, Ltd.(1)
10.2	Agreement executed on April 14, 2014 between Trupal Media, Inc. and Panash S.A.C.(1)
10.3	Description of oral contract between Panayis Palexas and Trupal Media Inc.(1)
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.(2)
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.(2)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act.(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)
(1)Filed Previously
(2)Filed herewith
(3)To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	February 13, 2017	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director