Form 10-Q/A
period 2016-12-31
TRUPAL MEDIA, INC.
filed 2017-10-27
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

(954) 882-7951
(Registrant's telephone number, including area code)

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

Yes [X] No [ ]

 a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of February 13, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Trupal Media, Inc. for the nine months ended December 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of February 14, 2017.

ITEM 6.                EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Trupal Media, Inc.(1)
3.2	Articles of Amendment of Trupal Media, Inc.(1)
3.3	Bylaws of Trupal Media, Inc.(1)
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.(2)
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.(2)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act.(2)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)
(1)Filed Previously
(2)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	October 27, 2017	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director

5