Form 10-K
period 2017-03-31
TRUPAL MEDIA, INC.
filed 2017-11-06
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-208862

TRUPAL MEDIA, INC.
(Exact name of registrant as specified in its charter)
Florida	46-5200354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1205 Lincoln Avenue, Suite 220 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(954) 882-7951
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock

Securities registered pursuant to section 12(g) of the Act
None.
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 29, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 25, 2017, the Registrant had 26,485,129 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company," "our", "Trupal" and "Trupal Media " mean Trupal Media, Inc., unless otherwise indicated.

Corporate Information

Trupal Media, Inc. is a social-casino-game publisher, incorporated in the State of Florida on March 14, 2014. We operate in the gaming content delivery business. The Company launched its flagship social gaming app "Cleo's Casino" on April 1, 2014. Cleo's Casino which is available on Facebook, is an ancient Egyptian themed app that offers 5 slot games per room, with each room being themed around the life story of Cleopatra. Users download the app and purchase virtual coins from the Company to play the various games in the app. Each user plays the first slot game of each room trying to achieve objectives in order to unlock the next slot game in a progressive fashion. A "User" or "Player" is a person who has downloaded the application, signed in and made use of the games. Playing the slots using purchased virtual coins allows users to earn additional virtual coins to extend play.  Slot tournaments have been added to the app for players to compete against each other and win additional virtual coins.  Trupal generates revenue as the users purchase virtual coins in order to commence and continue game play. Since inception, Trupal has integrated more than 40 slot games and slot tournaments.  Approximately 9,926 users have made at least 1 or more in app purchases to date.

On April 1, 2014, the Company entered into an agreement with Game Media Works, Ltd., a company 100% controlled by our sole officer and director, Panayis Palexas, whereby Game Media Works, Ltd.  grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games ("The System") available to End Users to play via the internet using the Cleo's Casino proprietary platform.   The fee for the license of the System is an ongoing usage fee equal to 10% of the monthly gross income generated by the games.

On April 14, 2014, the Company entered into an agreement with Panash S.A.C., a company owned by our President Panayis Palexas. Under the Agreement, the Provider develops creative ads, manages social media networks, maintains and engages existing users via social media networks, creates positing and manages the Company's Facebook Fan page.  In addition, the Provider ensures brand positioning and increased awareness as we grow and retain users.  The Provider is paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed $100,000 per month.

To date we have relied heavily on capital provided from Mr. Panayis Palexas, our sole officer and director, to meet operational shortfalls as we expand our business and seek outside financing sources to complete the implementation of our growth plan.   In addition, Mr. Palexas, controls over 99% of the voting power for our Common Stock by virtue of his ownership of 1,000,000 shares of Series A Preferred Stock. As a result, Mr. Palexas will continue to have significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. While we have generated revenues, we are not yet able to meet our operational overhead on an annual basis. We have not yet received adequate financing to fully implement our plans for growth and increased revenue generation.

 Although the Company has obtained a trading symbol "TRMM" we presently have no market for our common stock.  We are presently aggressively pursing additional financing to allow us to move forward with our planned expansion.

The Company's fiscal year end is March 31.

Company Overview

Trupal is a social-casino-game publisher operating in the gaming content delivery business, and presently focused on its flagship app "Cleo's Casino". The Company's ability to become profitable is dependent on our ability to market to a wider audience and thereby generate continuous in app purchases from a broad user base accelerating the purchase of virtual currency for use in our games.

Cleo's Casino has had good response from players as demonstrated through our consistent user growth and increasing retention rate. Trupal is focused on delivering high quality gaming apps, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders. In order to maintain user/player interest, ensure repeat visits and increase our user base we are looking to raise funds to invest in additional marketing and increase unique user downloads.  Through additional capital for expanded marketing activities we can also encourage revisits and expanded play from our existing user/player base. Most importantly we intend targeted marketing efforts to increase our in app purchasing/ user/player database and thereby the expansion of new user downloads and purchases of virtual currency. We have not yet been able to raise sufficient capital to fully implement our marketing plan.

Images of some of our gaming content are below:

CLEOS
CASINO
BETA
DESERT TREASURE
ROOM
SCORE
1920
BUY
BUY COINS
PYRAMID
TREASURE
BONUS
INVITE
INVITE
INVITE
INVITE

# NOW ON FACEBOOK

CLEOS CASINO
MYSTERIES OF THE NILE
ROOM
25,000 Coins for $ 50.00
BUY COINS
HIGH SCORE 4550
HIGH SCORE 3520
HIGH SCORE 2840
SPOT
MERMAIDS MELODIES
WOLFPACK
MAGIC SIGNS
ALBERT
ALPHONSE
INVITE
EARN COINS
ADD FRIEND
COLLECT GIFT

CLEOS
CASINO
DESERT TREASURE
ROOM
SCORE
CHOOSE A CHAMBER
FRIEND

CLEOS
CASINO
DESERT TREASURE
ROOM
SCORE
CHOOSE AN URN
10
20
30
40
50

Cleo's Casino is an Egyptian themed casino app with a storyboard based on the life of Cleopatra. The app has been developed offering ten themed game rooms.

•	Each room contains five games and the first game of each room is unlocked and available for play.
•	Players need to earn at least one trophy during the free games feature in order to unlock the next game.
•	The player is able to achieve up to three trophies per game.
•	If the player earns fifteen trophies in a room then they will qualify to enter a special pyramid treasure bonus.
•	Once this has been achieved the in-play challenge cycle starts again.
•	Other special features include allowing players to accumulate high scores.
•	Players are able to compete and compare their score and trophies with their friends.
•	Each room's achievements are graded separately.

CLEOS
CASINO
HIGH SCORE: 4550
SCORE: 4550
BUY COINS
20 OF 25 FREE GAMES
Win
$ 37.50
SCATTER
1125 WAYS
25
MAX BET

The app offers an exciting new way to play and enjoy slots socially. The challenges are set around the key features by which a player naturally measures a slot game session. The themed storyboard creates a pleasant environment and the multi-layered in-game challenges will keep players interested for longer.

MYSTERIES OF THE NILE
LEVEL 5 COMPLETED
4550
NEW HIGH SCORE
LOBBY
RETRY
BEST
4550
SHARE

The rules of purchase encourage trial and revisits through free play offers. The game app must provide sufficient in-game challenges, entertainment with reward, which encourages revisits to the app. The coin packages are competitively priced and more importantly players are given optimum playtime with the coins purchased.

Industry Overview

The social casino game industry continues to show positive growth year on year. Due to relatively low barriers to market entry, many new social casino app companies are trying out their products in this lucrative industry. What remains true is that the market leaders maintain their position for a number of key reasons; first to market, large marketing budgets, large game/app development budgets, in most cases (IGT/DoubleDown, High5, Jackpot Party) brand recognition and proven game content. New entrants need to ensure that they have at least three key components to compete successfully:

1.	Noticeably better performing and higher quality casino games combined with a well-rounded game app that offers enticing challenges, look and feel appeal.
2.	Healthy marketing budgets coupled with a skilled marketing team of media buyers and community media managers.

3.	A consistent and ongoing role out of quality content whose development costs do not suffocate revenues, especially during the growth phase.

The world is changing and so are our habits; games like Candy Crush and others have managed to convert the most resistant people into avid social gamers. The trend is clear, social gaming has now become a way of life, not just for the young, but all age groups. Social Media economies are growing and expanding their offerings, more and more smartphones are being sold and online buying habits are increasing across the globe. The future growth prospects are very positive for this industry.

Current Operations

The Company launched its flagship app on Facebook called "Cleo's Casino" on April 1, 2014. Despite being unable to raise sufficient capital to date to fully implement our marketing plan, performance has been promising.  While fiscal 2017 results reflect a substantial decrease in overall operations as the Company was not able to raise the funds to continue to fully support its marketing program and maintain/ increase growth year over year, our gross profit declined only slightly from 44% to 37%, albeit gross sales decreased by 59% year over year. Operating expenses were also dramatically reduced in the current fiscal year and were approximately 60% of the total operating costs of the prior fiscal year. The app continues to reflect good retention of monetized users. Marketing capital will be needed to speed up the acquisition of purchasing users and achieve a return to higher gross sales and ultimately, profitability.

Marketing Strategy

Positioning

The Company's app is completely unique in the way players unlock games, meet in-game challenges and competitiveness between friends. The slot games are tried and tested casino slots with a history of performance in casinos across Latin America and the US. The artwork, look and feel brings it all together; the app is noticeably different from the competition. The recognized game theme of Cleopatra and ancient Egyptian theme bring together an enjoyable background setting to the slots and challenges.

Sales strategy and tactics

The Company understands that developing a strong user base takes dedication, consistency and time. High quality images, educating the user base on the game features and in-game challenges, creating a sense of competitiveness amongst the players are all part of encouraging players to purchase more and more coins.

It takes a concerted effort to build trust and loyalty from the user base, but once this is established, players become less and less resistant with spending money on your app for ongoing entertainment.

With the ongoing introduction of new games and brands, the Company can expect a higher retention rate and increase in coin sales from its users.

Advertising and Promotion Plans

A combined marketing and sales effort will be ongoing as this is important in order to achieve revisits and in-app purchases. A number of efforts will be employed:

1.	Facebook ads spend to encourage new users to commit to product trial.
2.	App engagement ads keep existing users informed and returning.
3.	Fan page community builds: fan engagement and participation grows loyalty and increases app revisits.
4.	Interactive competitions and free coin sale offers via fan page.
5.	Follow up emails to encourage new conversions and revisits.
6.	Mini game applications and competitions.
7.	Notifications via applications on coin sales.
8.	Affiliate offers.
9.	Frequent and periodic content launches.
10.	In-app promotions and competitions.
11.	Ongoing viral efforts in-app, fan page, offers, mailers, etc.

The Company's experience indicates that a spend of $30 is required to secure a new user and as such allocates its advertising spend as to 80% to attract new users and 20% to retain existing users with promotions, competitions and other efforts.  Results to date indicate that between 5% and 10% of all acquired users currently have an average repeat spend of $0.85 per day, or approximately $26 per month, with newly acquired users making at least one $26-$30 spend at time of acquisition. The larger the user database, the more monthly purchasing users and the lower the spend per user to continue to retain site visits and purchases of virtual currency.  With additional marketing efforts and targeted advertising campaigns the Company intends to ultimately achieve a user base of between 200,000 and 500,000 users with a retention rate of up to 15% per month or between 30,000 and 75,000 purchasing users each month.   Presently we have 9,926 users with an average of 110 purchasing users each month.

Pricing Strategy

Pricing is important and needs to be very well calculated to ensure optimum profitability and growth.

Coins pricing, RTP (Return to Player) Percentage and bet denominations need to be carefully set and calculated in order to:

1.	Allow for user app trial.
2.	Allow for satisfactory user playtime.
3.	Optimize monetization.
4.	Allow for free coin promos that encourage revisits, without hurting bottom-line revenue.
5.	Enough leeway that still allows for purchases through value sales offers.

All these points are taken under careful consideration to ensure optimum retention and monetization.

Channels of distribution

Cleo's Casino has begun marketing on Facebook, in order to develop a strong user base and following before launching on mobile/tablets. Ideally a minimum of 500,000 active monthly users are required before launching the offering on Apple Store, Google Play and Kindle.

Growth Strategy

The Company's future goal is to continue with expanded game development and to ensure new feature roll out is on time and consistent. This will require that there are enough funds to keep the user acquisition machine running, as well as acquiring as many new purchasing users as possible whilst retaining and servicing existing users.

The Company is looking to raise the funding needed to pay for user downloads and grow its user base across Facebook and mobile platforms to over 100,000 paying users within the next three years, depending on successful raising of additional capital. These funds will also be used to promote ongoing user engagement, fund the media marketing team that will be responsible for retention and the ongoing marketing campaign. Our marketing campaign will revolve around optimizing monetization strategies using creative communicative campaigns and effective socially interactive community management programs. These efforts would need to drive and maximize viability. The Company understands that a successful app requires a strong momentum building strategy that will ensure brand positioning as the best social casino gaming alternative.

The Company plans to hire a Chief Financial Officer, Vice President and at least three digital media experts once it is feasible to do so.

Long-term plans for the company are based on keeping to the same principals upon which it was founded; no frills, low cost structures, transparency, excellent products, employing talented people and continually adding value to ensure long-term success and profitability for it's shareholders.

The key factors to the Company's success continue to be:

1.	Consistent and periodic updated game releases – this is critical in maintaining players interest.
2.
Core game appeal – The Company's game offering uses real and proven casino slots, this is the foundation of a successful casino game app. Proven casino games lower the churn ratio (players who leave the app each month).

3.
Overall app appeal and playability – The Company's app deploys a monetization strategy that is unique to other publishers in the industry. Multi-layered in-game challenges are based on actual game feature results, which sets the Cleo's Casino app apart.

4.	A talented marketing team that is able to optimize media buying to ensure the lowest possible user acquisition cost and viral programs.
5.
Funds for marketing efforts – the best game app would still need a healthy budget for user acquisitions, app engagements and promotions. A large user base is key to ensure consistent revenue flow, and player loyalty development.

6.	Employing talented experts in the social media field to guide the process.

Competition

The Company's direct competitors for a share of the social casino game market are game developers including Caesars Interactive, Zynga, IGT/DoubleDown, Big Fish Games, Jackpot Party, DoubleU and others. Being first to market with an established user base places those top ten market players in an advantageous position over new arrivals. Although there are many casino apps and many new app entries, the top ten still manage to hold onto 65% of the market. For a new entry to make any significant inroads, a substantial investment in brand awareness over time will need to be made in the social media space. Brand awareness backed by an excellent product, and a clever ongoing marketing campaign that is consistently implemented will ensure that a new market entry can gain the brand recognition and positioning needed to compete successfully.

As the social casino game industry grows and the barriers to entry are lowered for new market entrants, more and more new entrants will be investing time and money to get their piece of this market. What has been shown to be true is that although entry is relatively easy, the market still dictates survival of the fittest. A strong skill in the art of great game development coupled with deep pockets for marketing determines who gets to keep the lion's share of this business. This will remain true in the future.

The Company owns a competitive and unique social casino app. No other social casino app to date offers the same or similar game unlocking features or overall challenge mechanics. By utilizing Game Media Works, Ltd's game library, we are able to reduce our outlay cost and increase our chances of developing successful and proven slot games.

101 LIONS
AMERICAN WILD
Jester
Secrets of the Desert
SACRED OWL
WOLF PACK
MAGIC SIGNS
BUFFALO
ANGKOR
KASSANDRA

Dependence on one or a few major Customers

Although the Company is not dependent upon a few major customers, it is duly noted that access to the Company's software for end users is through Facebook applications as our sole customer access.  We are confident in our ability to adjust to changing protocols, rules and regulations put forth by Facebook. However, these efforts could be detrimental to our focus on continued growth.

Patents, Trademarks, Licenses, Agreements or Contracts

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create includes audio-visual elements, including graphics, music, story lines and interface design. We presently have no patents on this intellectual property.

While most of the intellectual property we use is created by us, we have acquired rights to proprietary intellectual property from Game Media Works, Ltd., a company 100% controlled by our sole officer and director, Panayis Palexas, whereby Game Media Works, Ltd.  grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games ("The System") available to End Users to play via the internet using the Cleo's Casino proprietary platform for a term of 8 years from April 1, 2014.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees (upon hire) and all contractors, as well as confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our intellectual property by third parties.

We  may also seek patent protection when appropriate and when funding permits, covering inventions originating from the company and acquire patents we believe may be useful or relevant to our business.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the brand or title name trademark under which our games are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our games are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the Internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ill defined, still evolving and could be interpreted in ways that could harm our business or expose us to liability.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our games or restrict or impose additional costs upon the conduct of our business.

Some of our games are based upon traditional casino games, such as poker. We have structured and operate our slot-machine game, Cleo's Casino, with the gambling laws in mind and believe that playing Cleo's Casino does not constitute gambling. We also sometimes offer our players various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of player data. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our players' privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Employees and Consultants

The Company does not have any employees and relies predominantly on the services of its sole officer and director, Panayis Palexas, as well as third party service providers controlled by Mr. Palexas for its operations.

The Company entered into a software license and services agreement with Game Media Works, Ltd. ("GMW"), a company 100% controlled by our President, Panayis Palexas. Under the software license and services agreement, GMW grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games ("The System") available to End Users to play via the internet using the Cleo's Casino proprietary platform.

Panash S.A.C., a company owned by our President Panayis Palexas entered into a Service Software Provider Agreement (the "Agreement") with the Company on April 14, 2014. Under the terms of the Agreement, the Provider develops creative ads, manages social media networks, maintains and engages existing users via social media networks, creates postings and manages the Company's Facebook Fan page.  In addition, the Provider ensures brand positioning and increases awareness to help us grow and retain users.

All of the aforementioned related party service providers continue to provide services for accrued fees until such time as the Company has raised sufficient funds to fully implement its full marketing plan.

Research and Development Activities and Costs

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. However, we have no substantive plans to implement research and development for our products over the next 12 months.  Any expenditure for research and development will be nominal to the Company.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Space

The Company's principal business and corporate address is 1205 Lincoln Road, Suite 220, Miami Beach, Florida, 33139; the telephone number is (954) 882-7951. The space is being provided by management on a rent-free basis. We have no intention of finding, in the near future, another office space to rent during the Company's ongoing efforts to raise capital to become profitable.

We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market currently exists for shares of our common stock.  On March 6, 2017 we received our Trading Symbol, TRMM, and we have been listed on the OTC Market Site (Pink). Presently there is no bid or ask for our stock.

Because the Company is quoted on the OTC Markets Pink Sheets, its securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock once we obtain a listing on a regulated market.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Record Holders
The Company's common shares are issued in registered form. V Stock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone:  212.828.8436 is the registrar and transfer agent for the Company's common shares.
As of October 11, 2017, the V Stock Transfer shareholders' list of the Company's common shares showed 38 registered shareholders and 26,485,129 shares outstanding, all of which have been recorded by the Company.

Common and Preferred stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value. Each one share of Series A Preferred stock has a voting right equivalent to 500 votes of Common Stock, and each one share of Series A Preferred stock is convertible into 500 common shares.

As at March 31, 2017 and March 31, 2016 there were a total of 26,485,129 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

Re-Purchase of Equity Securities

Not applicable.

Dividends

The Company has not declared any dividends on its common stock since the Company's inception. There is no restriction in the Company's Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 11, 2017, we did not have any authorized Equity Compensation Plans.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

 ITEM 6. SELECTED FINANCIAL DATA

	March 31, 2017	March 31, 2016
Revenue	$83,058	$202,759
Total cost of revenue	(52,596)	(113,881)
Gross Profit	30,462	88,878

Operating expenses	(278,925)	(457,330)
Net (loss)	$(248,463)	$(2,048,532)

Total Assets	3,462	10,485
Total Liabilities	(749,405)	(507,965)
Stockholders' Deficit	$(745,943)	$(497,480)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our  financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements, ref: Note 2. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Emerging Growth Company

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

During the fiscal years ended March 31, 2017 and 2016, the Company generated gross revenues of $83,058 and $202,759 respectively, providing a gross profit after costs totaling $30,462 (2017) and $88,878 (2016).  The Company incurred operating expenses in fiscal 2017 of $278,925 compared to operating expenses of $457,330 in fiscal 2016, and other expenses in fiscal 2016 totaled $1,680,080 with respect to a loss on settlement of debt with no similar expense in the current fiscal year.  The Company recorded a net loss in fiscal 2017 of $248,463 compared to $2,048,532 in fiscal 2016. During fiscal 2017 the Company expended $127,475 on advertising fees (2016- $296,038), professional fees of $22,228 (2016 - $37,780), social media application management fees of $120,000 (2016 - $120,000)  and general and administrative fees of $9,222 (2016 -  $3,512).  The decrease in advertising fees expended is directly related to the inability to raise sufficient capital in fiscal 2017 to maintain and increase the Company's marketing program.

Liquidity and Capital Resources

Our sole officer and related entities have funded our shortfall in operational capital to date and have agreed to advance funds as needed to allow the business to operate until such time as sufficient outside financing is secured or profitable operations are achieved. While Mr. Palexas has agreed to advance these funds, the agreement is verbal and is unenforceable as a matter of law.

We do not presently have sufficient funds on hand to meet all of our operational expenses as well as planned expansion costs. At a minimum Mr. Palexas has verbally agreed to spend $250 per day on advertising and marketing efforts as we seek a larger financing, and to accrue associated costs from the third party service providers controlled by him until such time as there is sufficient cash flow to pay these amounts as they come due.  These advertising expenditures are not sufficient to grow and maintain our user base, therefore we are aggressively seeking sufficient funding to fully implement our marketing plans.

We have no formal agreements in place with Mr. Palexas evidencing these commitments. We will seek to raise up to $5,000,000 in order to fully implement our business plan, including our planned future operations, which includes substantive funding for marketing and development of new product for our online apps.  Currently we do not have sufficient capital to fully implement our business development. If we fail to raise additional funds in the future, we will not be able to achieve profitable operations.

Working Capital

Total current assets as of March 31, 2017 were $3,462 as compared to $10,485 at March 31, 2016, a decrease of $7,023 year over year. The decrease in current assets is primarily attributable to general operating expenses settled in the period using cash on hand and a reduction to our accounts receivable.

Total current liabilities as of March 31, 2017 were $749,405 as compared to $507,965 in fiscal 2016, an increase of $241,440. The substantive increase in current liabilities is entirely due to the increase in accounts payable, related parties as a result of the Company's inability to meet operating expenses when they come due, resulting in accrued fees and advances from our officer and director and entities controlled by him.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities totaling $27 decreased substantially during the fiscal year ended March 31, 2017 compared to $74,422 of cash used in operating activities during the prior fiscal year. The decrease was primarily due to less cash on hand to expend to settle obligations as they came due.

Cash Used in Investing Activities

There was no cash used in investing activities during the fiscal years ended March 31, 2017 and 2016, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities totaled $6,358 in fiscal 2016 as compared to $Nil in fiscal 2017.  The cash provided by financing activities was as a result of the sale of common stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our marketing plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending March 31, 2018 will be between $250,000 and $5,000,000 based on the success we have in raising additional capital and the marketing efforts we undertake. We do not presently have sufficient funds on hand to pay for the expenses to meet all of our operational expenses as well as planned expansion costs. At a minimum Mr. Palexas has verbally agreed to spend $250 per day on advertising and marketing efforts as we seek a larger financing, and to accrue associated costs from the third party service providers controlled by him until such time as there is sufficient cash flow to pay these amounts as they come due.   The majority of the anticipated shortfalls are expected to represent amounts payable to service providers controlled by Mr. Palexas under licensing and marketing contracts, which amounts will be accrued until such time as the Company reaches profitable operations or is successful in raising additional capital.

We have developed use of proceeds for our gaming expansion plans for various investment amounts ranging from the minimum of $250,000 up to $5,000,000 in available capital.  The speed with which we grow and achieve profitability is directly related to our initial and ongoing marketing expenditures. Dependent on our success in raising additional capital above the minimum capital requirements, we will implement a marketing program which fits our available funds.   Should we be successful in raising total proceeds of $5,000,000, we will implement an aggressive marketing and advertising program which should provide for profitable operations before the close of fiscal 2019, and the allocation of $4,500,000 on targeted advertising and marketing programs. Our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect, or we are unable to continue to generate revenues.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $745,943 at March 31, 2017 ($497,480 at March 31, 2016).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof.  The Company was not successful in raising capital during the most recent fiscal year end in order to fully implement our advertising plans in order to drive an increase in revenues. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appear beginning on page F-1.

TRUPAL MEDIA, INC.

Index to Audited Financial Statements for the
 Fiscal years ended March 31, 2017 and 2016

TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2, F-3
Balance Sheets as of March 31, 2016 and 2015	F-4
Statements of Operations for the fiscal year ended March 31, 2016 and 2015	F-5
Statements of Stockholders' Equity	F-6
Statements of Cash Flows for the fiscal year ended March 31, 2016 and 2015	F-7
Notes to Financial Statements	F-8 to F-13

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Trupal Media, Inc.

We have audited the accompanying balance sheet of Trupal Media, Inc. (the Company) as of March 31, 2017, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trupal Media, Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
October 27, 2017

240 N. East Promontory
Suite 200
Farmington, Utah 84025
 (T) 801.218.3523

heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trupal Media, Inc.:

We have audited the accompanying balance sheets of Trupal Media, Inc. ("the Company") as of March 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Trupal Media, Inc., as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
June 9, 2016

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS
Current assets
Cash	$1,008	$1,035
Accounts receivable	2,454	9,450
Total current assets	3,462	10,485

Total assets	$3,462	$10,485

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities
Accounts payable	$45,446	$90,247
Accounts payable – related parties	703,959	417,718

Total current liabilities	749,405	507,965
Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,142,940)	(4,894,477)
Total stockholders' equity (deficit)	(745,943)	(497,480)

Total liabilities and stockholders' equity (deficit)	$3,462	$10,485

See accompanying notes to audited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	Fiscal Year ended March 31,
	2017	2016
Revenue	$83,058	$202,759
Cost of revenue
Commission fees	24,917	60,827
Hosting fees	18,729	33,355
Content licensing fees	8,950	19,699
Total cost of revenue	52,596	113,881

Gross Profit	30,462	88,878

Operating expenses
Advertising	127,475	296,038
Professional fees	22,228	37,780
Management fees, Social Media applications	120,000	120,000
General and administration	9,222	3,512
Total operating expenses	278,925	457,330

Loss from operations	(248,463)	(368,452)

Other Income(Expense)
Loss on debt settlement	-	(1,680,080)
Total Other Income(Expense)	-	(1,680,080)

Income (Loss) before Provision for Income Tax	(248,463)	(2,048,532)

Provision for Income Tax	-	-

Net income (loss)	$(248,463)	$(2,048,532)

Weighted average shares outstanding – basic and diluted	26,485,129	24,038,654

Net income (loss) per share – basic and diluted	$(0.01)	$(0.09)

See accompanying notes to audited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2015	-	$-	2,044,741	$2,045	$100,192	$(2,845,945)	$(2,743,708)

Preferred stock issued due to debt settlement	1,000,000	1,000			3,071,741		3,072,741
Common stock issued due to debt settlement			24,313,228	24,313	1,191,348		1,215,661
Common stock issued from private placement			127,160	127	6,231		6,358
Net (loss) for the period						(2,048,532)	(2,048,532)

Balance March 31, 2016	1,000,000	1,000	26,485,129	26,485	4,369,512	(4,894,477)	(497,480)

Net (loss) for the period						(248,463)	(248,463)

Balance March 31, 2017	1,000,000	$1,000	26,485,129	$26,485	$4,369,512	$(5,142,940)	$(745,943)

See accompanying notes to audited financial statements

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(248,463)	$(2,048,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt settlement	-	1,680,080
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,996	4,776
Increase (decrease) in accounts payable and accrued liabilities	(44,801)	35,097
Increase (decrease) in accounts payable and accrued liabilities – related parties	286,241	254,157
Net cash used in operating activities	(27)	(74,422)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,358
Net cash provided by financing activities	-	6,358

Net increase (decrease) in cash	(27)	(68,064)
Cash, beginning of period	1,035	69,099
Cash, end of period	$1,008	$1,035

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Preferred shares issued to settle due to related party	$-	$2,472,661
Common stock issued to settle accounts payable – related party	$-	$135,661

See accompanying notes to financial statements.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Trupal Media, Inc. (hereinafter referred to as "we", "us", "our", or "the Company") has developed a platform for casino-game play in a social media environment.  We were incorporated in the State of Florida on March 14, 2014.  We are headquartered in Miami Beach, Florida and our contracted software development, marketing and implementation providers are based in Peru. The Company launched its flagship social gaming application, "Cleo's Casino" on April 1, 2014. We license over 50 casino based games presently on our social media platform. Trupal Media, Inc. is focused on delivering high quality gaming platforms, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders.

On May 6, 2015 the Company's Board of Directors approved an amendment to the articles of incorporation to increase the authorized share capital from 10,000,000 to 1,000,000,000 common shares. The effect of this action has been retroactively impacted in these financial statements.

On July 13, 2016, the Company's Form S-1 Registration Statement received a notice of effect from the Securities and Exchange Commission. The Company has received a trading symbol, "TRMM", and expects to commence trading on OTC Pink in the near future.

Note 2 - Summary of Significant Accounting Policies

Fiscal year end: The Company has selected March 31 as its fiscal year end.

Functional currency: The Company's functional currency is the United States Dollar.

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
• Collectibility is reasonably assured.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

 Note 2 - Summary of Significant Accounting Policies (continued)

Online Game

We operate our flagship social gaming application "Cleo's Casino". Cleo's Casino is available on Facebook. Cleo's Casino generates revenue through the sale of virtual currency to players that they may exchange to play at any of our licensed online slot machines, video poker machines, Hold'em style poker tables, or for other features and experiences available within Cleo Casino. Players can pay for our virtual currency using Facebook credits or Facebook local currency payments when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms.

Players may have the opportunity to "earn", "buy" or "purchase" (a) virtual in-game items; or (b) virtual in-game points, including but not limited to virtual coins, cash or points, all for use in the game(s) (together with virtual in-game items, "Virtual Items"). Players do not in fact "own" the Virtual Items and the amounts of any Virtual Item does not refer to any credit balance of real points or its equivalent. Rather, by "earning", "buying", or "purchasing" Virtual Items (whether through the use of Facebook Credits or virtual points), Players are granted a limited license to use the software programs that manifest themselves as the Virtual Items. The purchase and sale, with Facebook Credits, of such limited licenses to use Virtual Items, is a completed transaction upon redemption of the applicable Facebook Credits and under no circumstances is refundable, transferable or exchangeable including, without limitation, upon termination of the Player's account, or the discontinuation of the services provided. As a result, the Company recognizes revenue following the sale of the game credits to the customer, and settlement of such amounts from the payment processor, which occurs within a period of 30 days from the date of the original sale to the customer.  Any refunds or refuted purchasers are fully settled and cleared by the payment processor within the 30 day time frame allotted and prior to settlement of funds to the Company's account.  Therefore, proceeds deposited to the Company's account are not subject to any future reductions by the customer or payment processor and is considered revenue on deposit.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Research and Development And Capitalized Software Development Costs

Research and development expenses with respect to the Company's online gaming platform including consulting services, internal costs for payroll, overhead and related expenses of its technology development and other employees directly involved in the application development are charged to expense as incurred in accordance with the provisions of ASC Topic 985), Software.  While the Company has launched its application, has determined technological feasibility and is generating revenues from the sale of virtual currency, due to the limited cash flow to date, the Company does not yet consider it has reached the threshold for economic feasibility.  All software development costs have therefore been expensed upon completion of management's impairment analysis at fiscal year-end. As the Company has achieved technological feasibility the Company intends to capitalize ongoing application software and development costs. Amortization of any capitalized software development costs will be amortized on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 36 months.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $127,475 for the year ended March 31, 2017 and $296,038 for the same period ended March 31, 2016, respectively.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Loss per Common Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended March 31, 2017 because the effect would have been anti-dilutive:

March 31, 2017
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $745,943 at March 31, 2017 ($497,480 at March 31, 2016).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof.  The Company was not successful in raising capital during the most recent fiscal year end in order to fully implement our advertising plans in order to drive an increase in revenues. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at March 31, 2017 and March 31, 2016 there were a total of 26,485,129 shares issued and outstanding.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock (continued)

Shares of Common stock (cont'd)

Shares issued in fiscal year ended March 31, 2016:

During April 2015, the Company received funds from investors for a total of 127,160 shares of the Company's common stock at a purchase price of $0.05 per share for total cash proceeds of $6,358.

During April 2015, the Company issued 313,228 shares of common stock at $0.05 per share to Virtu Citi LLC to settle certain debt in the amount of $15,661

On May 6, 2015, the Company and Panash S.A.C, a company owned by Panayis Palexas, our sole officer and director, entered into agreements where under Panash S.A.C agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded $1,080,000 as loss on debt settlement upon issuance of the shares, which amount represents the difference in value between the debt settlement share price and $0.05 per share, the most recent price obtained for a sale of the Company's common stock to a third party.

Preferred Shares

As at March 31, 2017 and March 31, 2016 there were a total of 1,000,000 shares of Series A preferred stock issued and outstanding. Preferred shares have no dividend rights and:

a.
In the event of any liquidation or winding up of the Company, the Holder of the Series A Preferred Stock shall be issued Five Hundred (500) shares of Common Stock for every share of Series A Preferred Stock; and,

b.
A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

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

Note 5 – Related Party Transactions

(1)
On April 14, 2014, the Company entered into a Service Software Provider Agreement (the "Agreement") with Panash S.A.C ("Provider"), a company owned by our President, Panayis Palexas. Under the Agreement, the Provider will develop creative ads, manage social media networks, maintain and engage existing users via social media networks, and manage the Company's Facebook Fan page.  In addition, the Provider will ensure brand positioning and increase awareness as we grow and retain users.  The Provider will be paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed of $100,000 per month. Only in the 1st year of operation accumulated compensation may be paid with a Promissory Note which will be due and payable on or before April 30, 2016.

On May 6, 2015, the Company and Provider entered into agreements where Provider agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded $1,080,000 as loss on debt settlement upon issuance of the shares, which amount represents the difference in value between the debt settlement share price and $0.05 per share, the most recent price obtained for a sale of the Company's common stock to a third party.

During the year ended March 31, 2017 the Company accrued fees of $120,000 (2016 - $120,000) in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $240,000 on the balance sheets as accounts payable – related party ($120,000 – March 31, 2016).

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 5 – Related Party Transactions (continued)

(2)
On April 1, 2014, the Company entered into a software license and services agreement with Game Media Works, Ltd. ("GMW"), a company 100% controlled by our President, Panayis Palexas. Under the software license and services agreement, GMW grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games ("the System") available to End Users to play via the internet using the Cleo's Casino proprietary platform.   The fee for the license of the System is an ongoing usage fee equal to 10% of the monthly gross income generated by the games.

During the year ended March 31, 2017, GMW charged $8,950 (2016 - $19,699) in license fees. The Company didn't make any cash payments, leaving $47,227 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties (March 31, 2016 - $38,277).

(3)
During the year ended March 31, 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $49,743 (2016 - $55,535) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $113,076 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties ($63,333 – March 31, 2016).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses on behalf of the Company in the amount of $127,082. The Company did not make any cash payments during the years ended March 31, 2016 or 2017, leaving $127,082 as the outstanding balance which is recorded on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the year ended March 31, 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $127,475 (2016 - $170,425) in advertising expenses. The Company paid $19,726 in cash, leaving $158,774 as the outstanding balance which is recorded on the balance sheets as accounts payable – related parties ($51,025 – March 31, 2016).

Note 6 – Commitments and Contingencies

Consulting Agreement

On February 18, 2015, the Company entered into a Consulting Agreement with DTWE Investments, LLC ("Consultant").  Under the terms of the agreement the Consultant will assist the Company in the development and execution of an acquisition and corporate financing strategy in connection with the growth and potential public offering of securities of the Company's business. Under the agreement, the Company will:

*	Pay Consultant a fee of $60,000 ($5,000 was paid on the execution of this agreement), of which $30,000 becomes payable upon the first day of trading the Company's shares on a national exchange;

*	Pay 5% of finder's fee for any and all funds introduced by Consultant; and

*	Issue 750,000 shares of the Company's common stock upon the first day of trading the Company's shares on a national exchange.

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the the first day of trading of the Company's common stock, which has not yet occurred.  As at March 31, 2017 the Company has paid $20,000 of the initial $30,000 in fees payable.  The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%. During the fiscal years ended March 31, 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $990,100 at March 31, 2017 and $741,700 at March 31, 2016, and will begin to expire in the year 2034.

The Company had deferred income tax assets as of March 31, 2017 and March 31, 2016 as follows:

	March 31, 2017	March 31, 2016
Loss carryforwards	$336,644	$252,166
Less - valuation allowance	(366,644)	(252,166)
Total deferred tax assets	$-	$-

Tax years from inception to fiscal year ended March 31, 2017 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at March 31, 2017 or 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.
Note 8 – Subequent Events
The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

(a) Effective January 27, 2017, Trupal Media, Inc. dismissed BF Borgers CPAs ("Borgers") as the Company's independent registered public accounting firm. The dismissal was recommended and approved by the Company's board of directors.

The reports of Borgers regarding the Company's financial statements for each of the two most recent fiscal years of the Company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

During the two most recent fiscal years of the Company and through January 27, 2017, there were (i) no disagreements between the Company and Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference thereto in their reports on the Company's consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Borgers with a copy of the disclosure in the preceding two paragraphs and requested in writing that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. Borgers provided a letter, dated January 27, 2017, stating its agreement with such statements as related to Borgers, which is attached as Exhibit 16 to this Form 8-K.

(b) On January 27, 2017, the Company engaged Heaton & Company, PLLC ("Heaton") to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2017.

During the Company's two most recent fiscal years ended March 31, 2016 and 2015 and the subsequent interim period through January 27, 2017, neither the Company nor anyone acting on its behalf consulted with Heaton regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements by Heaton, nor did Heaton provide written or oral advice to the Company that Heaton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a "disagreement" or "reportable event" (as such terms are described in Items 304(a)(1)(iv) and (v) of Regulation S-K).

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

1)
Lack of an independent audit committee or audit committee financial expert. Our Chairman of the Board is our only independent director, but is also a major shareholder. We have a single officer. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
3)	Insufficient segregation of duties.

Management's Remediation Initiatives

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our current director and executive officer, as well as the principal offices and positions he holds. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Other than Mr. Palexas, the Company has no promoters as that term is defined by Rule 405 of Regulation S-K.

Name	Age	Position
Panayis "Peter" Palexas	44	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

Mr. Palexas has held the position of Director since March 14, 2014.  Ech Director will hold his offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer and director.

Mr. Palexas, the President and Director of the Company, currently devotes up to 30-40 hours per week to Company matters.

Biographical Information

Panayis "Peter" Palexas

Mr. Palexas was born into a family-run amusement machine business. He holds a degree in Marketing and Sales from the South African University of Wits Technikon. Mr. Palexas has more than 19 years of experience in the casino industry. Mr. Palexas is also a shareholder in Game Media Works, Ltd., Intervision Gaming, and Amuzi Gaming. Since 2002, Mr. Palexas, together with his brother Demetris, has been developing gaming products. Their group of companies boasts the following assets:

1.	GLI-11 certified slot machines, with games placed across the Americas.
2.	Downloadable online PC applications with over 50 games.
3.	Instant play application and RGS (Remote Gaming Server) deliverable to third party operators and end users.
4.	Cashless system, back office, player tracking for both online and offline gaming applications.
5.	A large variety of games, 300+ game library.
6.	A number of patent applications pending.
7.	Skill based games.
8.	Other projects in the works are: Pull-tab, class2, third generation multigame and hardware platform, Latin bingo, community progressives and promotional online retail applications.

Mr. Palexas has met the challenges of operating in tough markets whilst still balancing the costs of a large development team. He knows what is needed to develop successful gaming products and companies.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with sole officer or director.

Board of Director's Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company's financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last two fiscal years (together, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Panayis Palexas	Chairman, CEO and President	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

None.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

Director Compensation

None.

Director Independence

Our Board of Directors is currently composed of one member, Panayis "Peter" Palexas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 11, 2017, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 31, 2017, we had 26,485,129 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage(1)
Common Stock	Panash SAC(2) Av. Larco 730, oficina 302 Miraflores Lima 18 Peru	24,000,000 shares	90.61%

	Virtu Citi LLC (3) 1205 Lincoln Road, Suite 220, Miami Beach, FL 33139	313,228 shares	1.18%
	Total	24,313,228 shares	91.79%

Preferred Series A(4)	Panayis Palexas 1205 Lincoln Road, Suite 220, Miami Beach, FL 33139	1,000,000 shares	100%

	Total	1,000,000 shares	100%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Panash SAC is 100% controlled by our sole officer and director, Panayis Palexas.
(3)	Virtu Citi LLC is controlled by our sole officer and director Panayis Palexas.
(4)	Our Series A preferred stock, par value $0.001 holds voting rights equal to 500:1. As a result, Mr. Palexas has voting rights equal to 524,313,228 shares.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2017, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending March 31, 2018.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Below are the details of transactions with related parties for the fiscal years ended March 31, 2017 and 2016:

(1)
On April 14, 2014, the Company entered into a Service Software Provider Agreement (the "Agreement") with Panash S.A.C ("Provider"), a company owned by our President, Panayis Palexas. Under the Agreement, the Provider will develop creative ads, manage social media networks, maintain and engage existing users via social media networks, and manage the Company's Facebook Fan page.  In addition, the Provider will ensure brand positioning and increase awareness as we grow and retain users.  The Provider will be paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed of $100,000 per month. Only in the 1st year of operation accumulated compensation may be paid with a Promissory Note which will be due and payable on or before April 30, 2016.

On May 6, 2015, the Company and Provider entered into agreements where Provider agreed to settle certain debt in the amount of $120,000 by the issuance of a total of 24,000,000 shares of common stock at 0.005 per share. The Company recorded $1,080,000 as loss on debt settlement upon issuance of the shares, which amount represents the difference in value between the debt settlement share price and $0.05 per share, the most recent price obtained for a sale of the Company's common stock to a third party.

During the year ended March 31, 2017 the Company accrued fees of $120,000 (2016 - $120,000) in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $240,000 on the balance sheets as accounts payable – related party ($120,000 – March 31, 2016).

(2)
On April 1, 2014, the Company entered into a software license and services agreement with Game Media Works, Ltd. ("GMW"), a company 100% controlled by our President, Panayis Palexas. Under the software license and services agreement, GMW grants to the Company a non-exclusive non-transferable and individual license making the Casino Games, Jackpot Games and Branded Games ("the System") available to End Users to play via the internet using the Cleo's Casino proprietary platform.   The fee for the license of the System is an ongoing usage fee equal to 10% of the monthly gross income generated by the games.

During the year ended March 31, 2017, GMW charged $8,950 (2016 - $19,699) in license fees. The Company didn't make any cash payments, leaving $47,227 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties (March 31, 2016 - $38,277).

(3)
During the year ended March 31, 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $49,743 (2016 - $55,535) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $113,076 as the outstanding balance which is recorded on the balance sheet as accounts payable – related parties ($63,333 – March 31, 2016).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses on behalf of the Company in the amount of $127,082. The Company did not make any cash payments during the years ended March 31, 2016 or 2017, leaving $127,082 as the outstanding balance which is recorded on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the year ended March 31, 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $127,475 (2016 - $170,425) in advertising expenses. The Company paid $19,726 in cash, leaving $158,774 as the outstanding balance which is recorded on the balance sheets as accounts payable – related parties ($51,025 – March 31, 2016).

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our director(s) or executive officer(s);
(B)	any nominee for election as one of our directors;
(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2017	Year Ended March 31, 2016
Audit fees	$14,500	$8,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$14,500	$8,000

Audit Fees

We incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2017.

We incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company's financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

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

Trupal Media Inc.

Date: November 6, 2017	By: /s/Panayis Palexas
Panayis Palexas
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Panayis Palexas	Chief Executive Officer, Chief Financial Officer, Secretary and Director	November 6, 2017
Panayis Palexas