Form 10-Q
period 2017-06-30
TRUPAL MEDIA, INC.
filed 2017-11-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of November 6, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

REPORTED IN UNITED STATES DOLLARS

F-1

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets
Cash	$2,621	$1,008
Accounts receivable	1,219	2,454
Total current assets	3,840	3,462

Total assets	$3,840	$3,462

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$50,295	$45,446
Accounts payable – related parties	765,819	703,959

Total current liabilities	816,114	749,405

Commitments and Contingencies	-	-

Total Liabilities	816,114	749,405

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2017 and March 31, 2017	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at June 30, 2017 and March 31, 2017	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,209,271)	(5,142,940)
Total stockholders' equity (deficit)	(812,274)	(745,943)

Total liabilities and stockholders' equity (deficit)	$3,840	$3,462

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenue	$13,323	$29,810
Cost of revenue
Commission fees	3,997	8,943
Hosting fees	2,230	5,228
Content licensing fees	1,332	2,981
Total cost of revenue	7,559	17,152

Gross Profit	5,764	12,658

Operating expenses
Advertising	30,528	26,553
Professional fees	10,145	9,890
Management fees, Social Media applications	30,000	30,000
General and administration	1,422	2,393
Total operating expenses	72,095	68,836

Loss from operations	(66,331)	(56,178)

Net income (loss)	$(66,331)	$(56,178)

Weighted average shares outstanding – basic and diluted	26,485,129	26,485,129

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes to interim unaudited financial statements

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30
	2017	2016
Cash flows from operating activities:
Net loss	$(66,331)	$(56,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,235	2,287
Increase in accounts payable	4,849	4,422
Increase in accounts payable - related parties	61,860	48,984
Net cash provided by (used in) operating activities	1,613	(485)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	1,613	(485)
Cash, beginning of period	1,008	1,035
Cash, end of period	$2,621	$550

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $30,528 and $26,553 in the three months ended June 30, 2017 and 2016, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2017 because the effect would have been anti-dilutive:

June 30, 2017
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $812,274 at June 30, 2017 ($745,943 at March 31, 2017).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at June 30, 2017 and March 31, 2017 there were a total of 26,485,129 shares issued and outstanding.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock (continued)

Preferred Shares

As at June 30, 2017 and March 31, 2017 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights and:

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

During the three months ended June 30, 2017 the Company accrued fees of $30,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $270,000 on the balance sheets as accounts payable – related party ($240,000 – March 31, 2017).

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

During the three months ended June 30, 2017, GMW charged $1,332 (2016 - $2,981) in license fees. The Company didn't make any cash payments, leaving $48,559 in the balance sheet as accounts payable – related parties (March 31, 2017 - $47,227).

(3)
During the three months ended June 30, 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $2,000 (2016 - $5,750) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $115,076 in the balance sheet as accounts payable – related parties ($113,076 – March 31, 2017).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2017 or 2016, or during the three months ended June 30, 2017, leaving $127,082 on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – Related Party Transactions (continued)

(6)
During the three months ended June 30, 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $30,528 (2016 - $26,554) for advertising expenses. The Company paid $2,000 in cash, leaving $187,302 on the balance sheets as accounts payable – related parties ($158,774 – March 31, 2017).

Note 6 – Commitments and Contingencies

Consulting Agreement

On February 18, 2015, the Company entered into a Consulting Agreement with DTWE Investments, LLC ("Consultant").  Under the terms of the agreement the Consultant will assist the Company in the development and execution of an acquisition and corporate financing strategy in connection with the growth and potential public offering of securities of the Company's business. Under the agreement, the Company will:

*	Pay Consultant a fee of $60,000 ($5,000 was paid on the execution of this agreement)

*	Pay 5% of finder's fee for any and all funds introduced by Consultant

*	Issue 750,000 shares of the Company's common stock upon the first day of trading the Company's shares on a national exchange.

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at June 30, 2017 the Company has paid $20,000 of the initial $30,000 in fees payable.  The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%. During the fiscal years ended March 31, 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully offset by a valuation allowance of approximately $359,196. The cumulative net operating loss carry-forward is approximately $1,056,460 at June 30, 2017 and $990,129 at March 31, 2017, and will begin to expire in the year 2034.

The Company applies a statutory income tax rate of 34%. Accordingly, for the three months ended June 30, 2017, the valuation allowance increased by approximately $22,552.

Tax years from inception to fiscal year ended March 31, 2017 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at June 30, 2017 or 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2017 and audited financial statements for the year ended March 31, 2017, along with the accompanying notes.

Working Capital

	At June 30, 2017	At March 31, 2017
Current Assets	$3,840	$3,462
Current Liabilities	$816,114	$749,405
Working Capital (Deficit)	$(812,274)	$(745,943)

 Cash Flows

	Three month periods ended June 30,
	2017	2016
Net cash provided by (Used in) operating activities	$1,613	$(485)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$-	$-
Net increase (decrease) in cash during period	$1,613	$(485)

Results of Operations

During the three months ended June 30, 2017 and 2016, the Company generated gross revenues of $13,323 and $29,810 respectively, providing a gross profit after costs totaling $5,764 (2017) and $12,658 (2016) and incurring operating expenses in three month ended June 30, 2017of $72,095, compared to $68,836 in the same period ended June 30, 2016. Expenses remained relatively constant period over period with only a slight increase to advertising costs in 2017 as compared to 2016.

The net loss in three months ended June 30, 2017 totaled $66,331 compared to $56,178 in same period ended June 30, 2016.

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

ITEM 4.               CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers' collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS
Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	November 14, 2017	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director