Form 10-Q
period 2017-09-30
TRUPAL MEDIA, INC.
filed 2017-11-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of November 13, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

REPORTED IN UNITED STATES DOLLARS

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$430	$1,008
Accounts receivable	1,649	2,454
Total current assets	2,079	3,462

Total assets	$2,079	$3,462

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$50,119	$45,446
Accounts payable – related parties	803,485	703,959
Total current liabilities	853,604	749,405

Commitments and Contingencies	-	-

Total Liabilities	853,604	749,405

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,248,522)	(5,142,940)
Total stockholders' equity (deficit)	(851,525)	(745,943)
Total Liabilities and Stockholders' equity (deficit)	2,079	$3,462

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$13,689	$23,350	$27,012	$53,160
Cost of revenue
Commission fees	4,107	7,005	8,104	15,948
Hosting fees	2,359	5,588	4,589	10,816
Content licensing fees	1,369	2,335	2,701	5,316
Total cost of revenue	7,835	14,928	15,394	32,080

Gross Profit	5,854	8,422	11,618	21,080

Operating expenses
Advertising	11,116	28,390	41,644	54,943
Professional fees	2,213	5,311	12,358	15,201
Management fees, Social Media applications	30,000	30,000	60,000	60,000
General and administration	1,776	3,634	3,198	6,027
Total operating expenses	45,105	67,335	117,200	136,171

Loss from operations	(39,251)	(58,913)	(105,582)	(115,091)

Net income (loss)	$(39,251)	$(58,913)	$(105,582)	$(115,091)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	26,485,129

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2017		September 30, 2016
Cash flows from operating activities:
Net loss		$(105,582)	$(115,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		805	2,264
Increase in accounts payable		4,673	6,075
Increase in accounts payable – related parties		99,526	106,209
Net cash used in operating activities		(578)	(543)

Cash flows from investing activities:
Net cash provided (used) by investing activities		-	-

Cash flows from financing activities:
Net cash provided by financing activities		-	-

Net increase (decrease) in cash		(578)	(543)
Cash, beginning of period		1,008	1,035
Cash, end of period		$430	$492

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$		$-
Income taxes	$		$-

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2017

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

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
SIX MONTHS ENDED SEPTEMBER 30, 2017

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $11,116 and $28,390 in the three months ended September 30, 2017 and 2016, respectively, and $41,644 and $54,943 in the six months ended September 30, 2017 and 2016, respectively.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2017

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

Loss per Common Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three six months ended September 30, 2017 because the effect would have been anti-dilutive:

September 30, 2017
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $851,525 at September 30, 2017 ($745,943 at March 31, 2017).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at September 30, 2017 and March 31, 2017 there were a total of 26,485,129 shares issued and outstanding.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2017

Note 4 – Common and Preferred Stock (continued)

Preferred Shares

As at September 30, 2017 and March 31, 2017 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights and:

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

During the six months ended September 30, 2017 the Company accrued fees of $60,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $300,000 on the balance sheets as accounts payable – related party ($240,000 – March 31, 2017).

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

During the six months ended September 30, 2017, GMW charged $2,701 (2016 - $5,316) in license fees. The Company didn't make any cash payments, leaving $49,928 in the balance sheet as accounts payable – related parties (March 31, 2017 - $47,227).

(3)
During the six months ended September 30, 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $7,100 (2016 - $6,350) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $120,176 in the balance sheet as accounts payable – related parties ($113,076 – March 31, 2017).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2017 or 2016,  or during the six months ended September 30, 2017, leaving $127,082 on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid.  Mr. Palexas is the brother of our sole officer and director.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2017

Note 5 – Related Party Transactions (continued)

(6)
During the six months ended September 30, 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $34,725 (2016 - $54,943) for advertising expenses. The Company paid $5,000 in cash, leaving $188,499 on the balance sheets as accounts payable – related parties ($158,774 – March 31, 2017).

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

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at September 30, 2017 the Company has paid $20,000 of the initial $30,000 in fees payable.  The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%. During the fiscal years ended March 31, 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully offset by a valuation allowance of approximately $372,542. The cumulative net operating loss carry-forward is approximately $1,095,711 at September 30, 2017 and $990,129 at March 31, 2017, and will begin to expire in the year 2034.

The Company applies a statutory income tax rate of 34%. Accordingly, for the six months ended September 30, 2017, the valuation allowance increased by approximately $35,900.

Tax years from inception to fiscal year ended March 31, 2017 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at September 30, 2017 or 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for thesix months ended September 30, 2017 and audited financial statements for the year ended March 31, 2017, along with the accompanying notes.

Working Capital

	At September 30, 2017	At March 31, 2017
Current Assets	$2,079	$3,462
Current Liabilities	$853,604	$749,405
Working Capital (Deficit)	$(851,525)	$(745,943)

 Cash Flows

	Six month periods ended September 30,
	2017	2016
Net cash (Used in) operating activities	$(578)	$(543)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$-	$-
Net decrease in cash during period	$(578)	$(543)

Results of Operations

Three months ended September 30, 2017 and 2016

During the three months ended September 30, 2017 and 2016, the Company generated gross revenues of $13,689 and $23,350 respectively, providing a gross profit after costs totaling $5,854 and $8,422 (2016),  and incurred operating expenses in three month ended September 30, 2017 of $45,105, compared to $67,335 in the same period ended September 30, 2016.  The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period, as well as reductions to professional fees and general and administrative expenses.

The net loss in three months ended September 30, 2017 totaled $39,251 compared to $58,913 in same period ended September 30, 2016.

Six months ended September 30, 2017 and 2016

During the six months ended September 30, 2017 and 2016, the Company generated gross revenues of $ 27,012 and $53,160 respectively, providing a gross profit after costs totaling $11,618 and $21,080 (2016), and incurred operating expenses in six month ended September 30, 2017 of $117,200, compared to $136,171 in the same period ended September 30, 2016. The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period, as well as reductions to professional fees and general and administrative expenses.

The net loss in six months ended September 30, 2017 totaled $105,582 compared to $115,091 in same period ended September 30, 2016.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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