Form 10-Q
period 2017-12-31
TRUPAL MEDIA, INC.
filed 2018-02-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of February 7, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

REPORTED IN UNITED STATES DOLLARS

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$1,386	$1,008
Accounts receivable	1,367	2,454
Total current assets	2,753	3,462

Total assets	$2,753	$3,462

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$53,665	$45,446
Accounts payable – related parties	850,332	703,959
Total current liabilities	903,997	749,405

Commitments and Contingencies

Total Liabilities	903,997	749,405

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,298,241)	(5,142,940)
Total stockholders' equity (deficit)	(901,244)	(745,943)
Total Liabilities and Stockholders' equity (deficit)	$2,753	$3,462

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue	$12,467	$17,925	$39,479	$71,085
Cost of revenue
Commission fees	3,740	5,377	11,844	21,325
Hosting fees	2,385	4,927	6,974	15,743
Content licensing fees	1,247	1,793	3,948	7,109
Total cost of revenue	7,372	12,097	22,766	44,177

Gross Profit	5,095	5,828	16,713	26,908

Operating expenses
Advertising	12,144	31,811	53,788	86,754
Professional fees	8,750	6,280	21,108	21,481
Management fees, Social Media applications	30,000	30,000	90,000	90,000
General and administration	3,920	2,256	7,118	8,283
Total operating expenses	54,814	70,347	172,014	206,518

Loss from operations	(49,719)	(64,519)	(155,301)	(179,610)

Net loss before income taxes	(49,719)	(64,519)	(155,301)	(179,610)

Income taxes	-	-	-	-

Net income (loss)	$(49,719)	$(64,519)	$(155,301)	$(179,610)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	26,485,129

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(155,301)	$(179,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,087	3,581
Increase in accounts payable	8,219	(3,930)
Increase in accounts payable – related parties	146,373	180,411
Net cash provided by operating activities	378	452

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	378	452
Cash, beginning of period	1,008	1,035
Cash, end of period	$1,386	$1,487

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to interim unaudited financial statements.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2017

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on November 6, 2017.

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
NINE MONTHS ENDED DECEMBER 31, 2017

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

Players may have the opportunity to "earn", "buy" or "purchase" (a) virtual in-game items; or (b) virtual in-game points, including but not limited to virtual coins, cash or points, all for use in the game(s) (together with virtual in-game items, "Virtual Items"). Players do not in fact "own" the Virtual Items and the amounts of any Virtual Item does not refer to any credit balance of real points or its equivalent. Rather, by "earning", "buying", or "purchasing" Virtual Items (whether through the use of Facebook Credits or virtual points), Players are granted a limited license to use the software programs that manifest themselves as the Virtual Items. The purchase and sale, with Facebook Credits, of such limited licenses to use Virtual Items, is a completed transaction upon redemption of the applicable Facebook Credits and under no circumstances is refundable, transferable or exchangeable including, without limitation, upon termination of the Player's account, or the discontinuation of the services provided. As a result, the Company recognizes revenue following the sale of the game credits to the customer, and settlement of such amounts from the payment processor, which occurs within a period of 30 days from the date of the original sale to the customer.  Any refunds or refuted purchasers are fully settled and cleared by the payment processor within the 30-day time frame allotted and prior to settlement of funds to the Company's account.  Therefore, proceeds deposited to the Company's account are not subject to any future reductions by the customer or payment processor and is considered revenue on deposit.

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Research and Development and Capitalized Software Development Costs

Research and development expenses with respect to the Company's online gaming platform including consulting services, internal costs for payroll, overhead and related expenses of its technology development and other employees directly involved in the application development are charged to expense as incurred in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 985, Software.  While the Company has launched its application, has determined technological feasibility and is generating revenues from the sale of virtual currency, due to the limited cash flow to date, the Company does not yet consider it has reached the threshold for economic feasibility.  All software development costs have therefore been expensed upon completion of management's impairment analysis at fiscal year-end. As the Company has achieved technological feasibility the Company intends to capitalize ongoing application software and development costs. Amortization of any capitalized software development costs will be amortized on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 36 months.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $12,144 and $31,811 in the three months ended December 31, 2017 and 2016, respectively, and $53,788 and $86,754 in the nine months ended December 31, 2017 and 2016, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended December 31, 2017 because the effect would have been anti-dilutive:

	December 31, 2017	March 31, 2017
Common stock issuable upon conversion of convertible preferred stock	500,000,000	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2017

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $901,244 at December 31, 2017 ($745,943 at March 31, 2017).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at December 31, 2017 and March 31, 2017 there were a total of 26,485,129 shares issued and outstanding.

Preferred Shares

As at December 31, 2017 and March 31, 2017 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights and:

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

During the nine months ended December 31, 2017 the Company accrued fees of $90,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $330,000 in the balance sheets as accounts payable – related party ($240,000 – March 31, 2017).

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

During the nine months ended December 31, 2017, GMW charged $3,948 (2016 - $7,109) in license fees. The Company didn't make any cash payments, leaving $51,175 in the balance sheet as accounts payable – related parties (March 31, 2017 - $47,227).

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2017

Note 5 – Related Party Transactions (continued)

(3)
During the nine months ended December 31, 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $22,700 (2016 - $22,350) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $135,776 in the balance sheet as accounts payable – related parties ($113,076 – March 31, 2017).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2017 or 2016, or during the nine months ended December 31, 2017, leaving $127,082 in the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of December 31, 2017 and March 31, 2017.  Mr. Palexas is the brother of our sole officer and director.

(6)	During the nine months ended December 31, 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $34,725 (2016 - $54,943) for advertising expenses. The Company paid $5,000 in cash during the period, leaving $188,299 in the balance sheets as accounts payable – related parties ($158,574 – March 31, 2017).

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

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at December 31, 2017 the Company has paid $20,000 of the initial $30,000 in fees payable.  The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

Note 7 – Provision for Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the fiscal years ended March 31, 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully offset by a valuation allowance of approximately $240,540. The cumulative net operating loss carry.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2017

Note 7 – Provision for Income Taxes (continued)

forward is approximately $1,145,430 at December 31, 2017 and $990,129 at March 31, 2017, and will begin to expire in the year 2034.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our initial analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end March 31, 2019.
Accordingly, for the nine months ended December 31, 2017, the valuation allowance increased by approximately $32,600.

Tax years from inception to fiscal year ended March 31, 2017 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at December 31, 2017 or 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended December 31, 2017 and audited financial statements for the year ended March 31, 2017, along with the accompanying notes.

Working Capital

	At December 31, 2017	At March 31, 2017
Current Assets	$2,753	$3,462
Current Liabilities	$903,997	$749,405
Working Capital (Deficit)	$(901,244)	$(745,943)

 Cash Flows

	Nine months ended December 31,
	2017	2016
Net cash provided by operating activities	$378	$452
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash during period	$378	$452

Results of Operations

Three months ended December 31, 2017 and 2016

During the three months ended December 31, 2017 and 2016, the Company generated gross revenues of $12,467 and $17,925 respectively, providing a gross profit after costs totaling $5,095 and $5,828 (2016), and incurred operating expenses in three months ended December 31, 2017 of $54,814, compared to $70,347 in the same period ended December 31, 2016.  The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period.  These reductions in costs were slightly offset by increases to both professional fees and administrative expenses period over period.

The net loss in three months ended December 31, 2017 totaled $49,719 compared to $64,519 in same period ended December 31, 2016.

Nine months ended December 31, 2017 and 2016

During the nine months ended December 31, 2017 and 2016, the Company generated gross revenues of $39,479 and $71,085 respectively, providing a gross profit after costs totaling $16,713 and $26,908 (2016), and incurred operating expenses in nine months ended December 31, 2017 of $172,014, compared to $206,518 in the same period ended December 31, 2016. The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period, as well as slight reductions to professional fees and general and administrative expenses.

The net loss in nine months ended December 31, 2017 totaled $155,301 compared to $179,610 in same period ended December 31, 2016.

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

The following exhibits are filed herewith:

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

Trupal Media, Inc.

Date:	February 14, 2018	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director