Form 10-K
period 2018-03-31
TRUPAL MEDIA, INC.
filed 2018-06-29
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Yes [ ] No [X ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 29, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of June 20, 2018 the Registrant had 26,485,129 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

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

Corporate Information

Trupal Media, Inc. is a social-casino-game publisher, incorporated in the State of Florida on March 14, 2014. We operate in the gaming content delivery business. The Company launched its flagship social gaming app "Cleo's Casino" on April 1, 2014. Cleo's Casino which is available on Facebook, is an ancient Egyptian themed app that offers 5 slot games per room, with each room being themed around the life story of Cleopatra. Users download the app and purchase virtual coins from the Company to play the various games in the app. Each user plays the first slot game of each room trying to achieve objectives in order to unlock the next slot game in a progressive fashion. A "User" or "Player" is a person who has downloaded the application, signed in and made use of the games. Playing the slots using purchased virtual coins allows users to earn additional virtual coins to extend play.  Slot tournaments have been added to the app for players to compete against each other and win additional virtual coins.  Trupal generates revenue as the users purchase virtual coins in order to commence and continue game play. Since inception, Trupal has integrated more than 40 slot games and slot tournaments.  Over 10,000 users have made at least 1 or more in app purchases to date.

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

Cleo's Casino has had good response from players as demonstrated through our consistent user retention rate. Trupal is focused on delivering high quality gaming apps, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders. In order to maintain user/player interest, ensure repeat visits and increase our user base we are looking to raise funds to invest in additional marketing and increase unique user downloads.  Through additional capital for expanded marketing activities we can also encourage revisits and expanded play from our existing user/player base. Most importantly we intend targeted marketing efforts to increase our in app purchasing/ user/player database and thereby the expansion of new user downloads and purchases of virtual currency. We have not yet been able to raise sufficient capital to fully implement our marketing plan in order to jumpstart further user growth.

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

Current Operations

The Company launched its flagship app on Facebook called "Cleo's Casino" on April 1, 2014. Despite being unable to raise sufficient capital to date to fully implement our marketing plan, performance has been promising.  While fiscal 2018 results reflect a substantial decrease in overall operations as the Company was not able to raise the funds to continue to fully support its marketing program and maintain/ increase growth year over year, our gross profit increased from 37% to 40% in the current fiscal year, albeit gross sales decreased by 40% year over year. Operating expenses were reduced in the current fiscal year and were approximately 80% of the total operating costs of the prior fiscal year. This is directly attributable to a decline in advertising costs as a result of lack of funding to fully implement our advertising plan. The app continues to reflect good retention of monetized users. Marketing capital will be needed to speed up the acquisition of purchasing users and achieve a return to higher gross sales and ultimately, profitability.

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

The Company's experience indicates that a spend of $30 is required to secure a new user and as such allocates its advertising spend as to 80% to attract new users and 20% to retain existing users with promotions, competitions and other efforts.  Results to date indicate that between 5% and 10% of all acquired users currently have an average repeat spend of $0.85 per day, or approximately $26 per month, with newly acquired users making at least one $26-$30 spend at time of acquisition. The larger the user database, the more monthly purchasing users and the lower the spend per user to continue to retain site visits and purchases of virtual currency.  With additional marketing efforts and targeted advertising campaigns the Company intends to ultimately achieve a user base of between 200,000 and 500,000 users with a retention rate of up to 15% per month or between 30,000 and 75,000 purchasing users each month.   Presently we have over 10,000 users with an average of between 90 and 110 purchasing users each month.

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
As of June 20, 2018, the V Stock Transfer shareholders' list of the Company's common shares showed 38 registered shareholders and 26,485,129 shares outstanding, all of which have been recorded by the Company.

Common and Preferred stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value. Each one share of Series A Preferred stock has a voting right equivalent to 500 votes of Common Stock, and each one share of Series A Preferred stock is convertible into 500 common shares.

As at March 31, 2018 and March 31, 2017 there were a total of 26,485,129 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.  We have not issued any shares subsequent to our fiscal year end and up to the date of this report.

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

As of June 20, 2018, we did not have any authorized Equity Compensation Plans.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

 ITEM 6. SELECTED FINANCIAL DATA

	March 31, 2018	March 31, 2017
Revenue	$49,481	$83,058
Total cost of revenue	(29,265)	(52,596)
Gross Profit	20,216	30,462

Operating expenses	(220,612)	(278,925)
Net (loss)	$(200,396)	$(248,463)

Total Assets	1,035	3,462
Total Liabilities	(947,374)	(749,405)
Stockholders' Deficit	$(946,339)	$(745,943)

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

Results of Operations

During the fiscal years ended March 31, 2018 and 2017, the Company generated gross revenues of $49,481 and $83,058 respectively, providing a gross profit after costs totaling $ 20,216 (2018) and $30,462 (2017).  The Company incurred operating expenses in fiscal 2018 of $220,612 compared to operating expenses of $278,925 in fiscal 2017, and we had no other expenses in fiscal 2018 or 2017.  The Company recorded a net loss in fiscal 2018 of $200,396 compared to $248,463 in fiscal 2017. During fiscal 2018 the Company expended $66,072 on advertising fees (2017 - $127,475), professional fees of $25,482 (2017 - $22,228), social media application management fees of $120,000 (2017 - $120,000) and general and administrative fees of $9,058 (2017 -  $9,222).  The decrease in advertising fees expended is directly related to the inability to raise sufficient capital in fiscal 2018 to maintain and increase the Company's marketing program.

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

We do not presently have sufficient funds on hand to meet all of our operational expenses as well as planned expansion costs. At a minimum Mr. Palexas has verbally agreed to spend between $150 and $250 per day on advertising and marketing efforts as we seek a larger financing, and to accrue associated costs from the third party service providers controlled by him until such time as there is sufficient cash flow to pay these amounts as they come due.  These advertising expenditures are not sufficient to grow and maintain our user base, therefore we are aggressively seeking sufficient funding to fully implement our marketing plans.

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

Working Capital

Total current assets as of March 31, 2018 were $1,035 as compared to $3,462 at March 31, 2017, a decrease of $2,427 year over year. The decrease in current assets is primarily attributable to general operating expenses settled in the period using cash on hand and a reduction to our accounts receivable.

Total current liabilities as of March 31, 2018 were $947,374 as compared to $749,405 in fiscal 2017, an increase of $197,969. The substantive increase in current liabilities is entirely due to the increase in accounts payable, related parties as a result of the Company's inability to meet operating expenses when they come due, resulting in accrued fees and advances from our officer and director and entities controlled by him.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities of $870 increased during the fiscal year ended March 31, 2018 compared to only $27 of cash used in operating activities during the prior fiscal year.

Cash Used in Investing Activities

There was no cash used in investing activities during the fiscal years ended March 31, 2018 and 2017, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities totaled $Nil in each of fiscal 2018 and 2017.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our marketing plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending March 31, 2019 will be between $250,000 and $5,000,000 based on the success we have in raising additional capital and the marketing efforts we undertake. We do not presently have sufficient funds on hand to pay for the expenses to meet all of our operational expenses as well as planned expansion costs. At a minimum Mr. Palexas has verbally agreed to spend between $150 and $250 per day on advertising and marketing efforts as we seek a larger financing, and to accrue associated costs from the third party service providers controlled by him until such time as there is sufficient cash flow to pay these amounts as they come due.   The majority of the anticipated shortfalls are expected to represent amounts payable to service providers controlled by Mr. Palexas under licensing and marketing contracts, which amounts will be accrued until such time as the Company reaches profitable operations or is successful in raising additional capital.

We have developed use of proceeds for our gaming expansion plans for various investment amounts ranging from the minimum of $250,000 up to $5,000,000 in available capital.  The speed with which we grow and achieve profitability is directly related to our initial and ongoing marketing expenditures. Dependent on our success in raising additional capital above the minimum capital requirements, we will implement a marketing program which fits our available funds.   Should we be successful in raising total proceeds of $5,000,000, we will implement an aggressive marketing and advertising program which should provide for profitable operations before the close of fiscal 2020, and the allocation of $4,500,000 on targeted advertising and marketing programs. Our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect, or we are unable to continue to generate revenues.

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

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $946,339 at March 31, 2018 ($745,943 at March 31, 2017).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appear beginning on page F-1.

TRUPAL MEDIA, INC.

Index to Audited Financial Statements for the
 Fiscal years ended March 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Trupal Media Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Trupal Media Inc. (the "Company") as of March 31, 2018 and 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital and recurring losses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company's auditor since 2017

Farmington, Utah
June 29, 2018

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS

Current assets
Cash	$138	$1,008
Accounts receivable	897	2,454
Total current assets	1,035	3,462

Total assets	$1,035	$3,462

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$36,342	$45,446
Accounts payable – related parties	911,032	703,959
Total current liabilities	947,374	749,405

Commitments and Contingencies

Total Liabilities	947,374	749,405

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,343,336)	(5,142,940)
Total stockholders' equity (deficit)	(946,339)	(745,943)
Total Liabilities and Stockholders' equity (deficit)	$1,035	$3,462

See accompanying notes to audited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS

	Fiscal Year ended March 31,
	2018	2017
Revenue	$49,481	$83,058
Cost of revenue
Commission fees	14,844	24,917
Hosting fees	9,473	18,729
Content licensing fees	4,948	8,950
Total cost of revenue	29,265	52,596

Gross Profit	20,216	30,462

Operating expenses
Advertising	66,072	127,475
Professional fees	25,482	22,228
Management fees, Social Media applications	120,000	120,000
General and administration	9,058	9,222
Total operating expenses	220,612	278,925

Loss from operations	(200,396)	(248,463)

Provision for Income Tax	-	-

Net income (loss)	$(200,396)	$(248,463)

Weighted average shares outstanding – basic and diluted	26,485,129	26,485,129

Net income (loss) per share – basic and diluted	$(0.01)	$(0.01)

See accompanying notes to audited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2016	1,000,000	$1,000	26,485,129	$26,485	$4,369,512	$(4,894,477)	$(497,480)

Net (loss) for the period						(248,463)	(248,463)

Balance March 31, 2017	1,000,000	1,000	26,485,129	26,485	4,369,512	(5,142,940)	(745,943)

Net (loss) for the period						(200,396)	(200,396)

Balance March 31, 2018	1,000,000	$1,000	26,485,129	$26,485	$4,369,512	$(5,343,336)	$(946,339)

See accompanying notes to audited financial statements

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS

	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(200,396)	$(248,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,557	6,996
Increase (decrease) in accounts payable and accrued liabilities	(9,104)	(44,801)
Increase (decrease) in accounts payable and accrued liabilities – related parties	207,073	286,241
Net cash used in operating activities	(870)	(27)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(870)	(27)
Cash, beginning of period	1,008	1,035
Cash, end of period	$138	$1,008

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to audited financial statements
.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017

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
NOTES TO AUDITED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017

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

Cost of Revenue

Our cost of revenue consists primarily of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of virtual good transaction fees paid to platform operators such as Facebook, Google, Amazon and Apple and content licensing fees, all of which are expensed as commissions and recorded as costs of revenue.  We also incur hosting fees and server rental fees.  We also record costs related to the fulfillment of specific customer advertising campaigns.

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

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $66,072 and $127,475 in the fiscal years ended March 31, 2018 and 2017, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the fiscal year ended March 31, 2018 and 2017 because the effect would have been anti-dilutive:

	March 31, 2018	March 31, 2017
Common stock issuable upon conversion of convertible preferred stock	500,000,000	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $946,339 at March 31, 2018 ($745,943 at March 31, 2017).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 4 – Common and Preferred Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 preferred shares, $0.001 par value.

Shares of Common stock

As at March 31, 2018 and March 31, 2017 there were a total of 26,485,129 shares issued and outstanding.

Preferred Shares

As at March 31, 2018 and March 31, 2017 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights, are convertible into shares of common stock on the basis of 500 shares of common stock for each one preferred share and:

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

During the twelve months ended March 31, 2018 the Company accrued fees of $120,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $360,000 in the balance sheets as accounts payable – related party ($240,000 – March 31, 2017).

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

During the twelve months ended March 31, 2018, GMW charged $4,948 (2017- $8,950) in license fees. The Company didn't make any cash payments, leaving $52,175 in the balance sheet as accounts payable – related parties (March 31, 2017 - $47,227).

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 5 – Related Party Transactions (continued)

(3)
During the twelve months ended March 31, 2018, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $47,400 (2017 - $49,743) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $165,476 in the balance sheet as accounts payable – related parties ($113,076 – March 31, 2017).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2018, 2017 or 2016, leaving $127,082 in the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of March 31, 2018 and March 31, 2017.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the twelve months ended March 31, 2018, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $34,725 (2017 - $127,475) for advertising expenses. The Company paid $5,000 in cash during the current fiscal period (2017 - $19,726), leaving $188,299 in the balance sheets as accounts payable – related parties ($158,574 – March 31, 2017).

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

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at March 31, 2018 the Company has paid $29,500 of the initial $30,000 in fees payable.  The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 7 – Provision for Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Expected benefit at federal statutory rate	$68,000	84,000
Non-deductible expenses	(40,800)	(40,800)
Change in valuation allowance	(27,200)	(43,200)
	$-	$-

In the table above, the expected tax benefit is calculated at statutory rate of 34% for amounts for the fiscal year ended March 31, 2018 and 2017.

Significant components of the Company's deferred tax assets and liabilities were as follows for the fiscal years ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,163,400	$1,136,200

Change in effective tax rates	(151,000)	-

Net deferred tax assets	1,012,400	1,136,200
Less valuation allowance	(1,012,400)	(1,136,200)
Net deferred tax assets (liabilities)	$-	$-

For the fiscal years ended March 31, 2017 and 2018, the amounts above were calculated using a 34% statutory rate. The change in effective tax rate to a flat 21%, which reflects the change in rates based on passage of tax reform by the United States Congress in January 2018, is reflected in fiscal 2018 as the line item "Change in effective tax rates".

During the fiscal year ended March 31, 2018 and 2017, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. Tax years from inception to fiscal year ended March 31, 2018 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at March 31, 2018 or 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

 TRUPAL MEDIA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

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

(b) On January 27, 2017, the Company engaged Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah ("Pinnacle") to serve as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2017.

During the Company's two most recent fiscal years ended March 31, 2016 and 2015 and the subsequent interim period through January 27, 2017, neither the Company nor anyone acting on its behalf consulted with Pinnacle regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements by Pinnacle, nor did Pinnacle provide written or oral advice to the Company that Pinnacle concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a "disagreement" or "reportable event" (as such terms are described in Items 304(a)(1)(iv) and (v) of Regulation S-K).

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2018:

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

Management's Remediation Initiatives

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended March 31, 2018, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position
Panayis "Peter" Palexas	45	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

Mr. Palexas has held the position of Director since March 14, 2014.  Each Director will hold his offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer and director.

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

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Panayis Palexas	Chairman, CEO and President	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

None.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

Director Compensation

None.

Director Independence

Our Board of Directors is currently composed of one member, Panayis "Peter" Palexas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 20, 2018, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 31, 2018, we had 26,485,129 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2018, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending March 31, 2019.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Below are the details of transactions with related parties for the fiscal years ended March 31, 2018 and 2017:

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

During the twelve months ended March 31, 2018 the Company accrued fees of $120,000 in respect of the above Agreement. The Company did not make any cash payments in the current period, leaving $360,000 in the balance sheets as accounts payable – related party ($240,000 – March 31, 2017).

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

During the twelve months ended March 31, 2018, GMW charged $4,948 (2017- $8,950) in license fees. The Company didn't make any cash payments, leaving $52,175 in the balance sheet as accounts payable – related parties (March 31, 2017 - $47,227).

(3)
During the twelve months ended March 31, 2018, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $47,400 (2017 - $49,743) to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $165,476 in the balance sheet as accounts payable – related parties ($113,076 – March 31, 2017).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2018, 2017 or 2016, leaving $127,082 in the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of March 31, 2018 and March 31, 2017.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the twelve months ended March 31, 2018, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $34,725 (2017 - $127,475) for advertising expenses. The Company paid $5,000 in cash during the current fisacl period (2017 - $19,726), leaving $188,299 in the balance sheets as accounts payable – related parties ($158,574 – March 31, 2017).

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
(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit fees	$11,0000	$7,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$11,0000	$7,500

Audit Fees

We incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2018 and 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Trupal Media Inc.

Date: June 29, 2018	By: /s/Panayis Palexas
Panayis Palexas
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Panayis Palexas	Chief Executive Officer, Chief Financial Officer, Secretary and Director	June 29, 2018
Panayis Palexas