Form 10-Q
period 2018-06-30
TRUPAL MEDIA, INC.
filed 2018-08-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of July 31, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission on June 29, 2018.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of June 30, 2018 (Unaudited) and March 31, 2018	F-1
Interim Unaudited Statements of Operations for the three months ended June 30, 2018 and 2017	F-2
Interim Unaudited Statements of Cash Flows for the three months ended June 30, 2018 and 2017	F-3
Notes to Unaudited Financial Statements	F-4 to F-9

TRUPAL MEDIA, INC.
 BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$1,058	$138
Accounts receivable	1,209	897
Total current assets	2,267	1,035

Total assets	$2,267	$1,035

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$40,593	$36,342
Accounts payable – related parties	959,175	911,032
Total current liabilities	999,768	947,374

Commitments and Contingencies

Total Liabilities	999,768	947,374

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,394,498)	(5,343,336)
Total stockholders' equity (deficit)	(997,501)	(946,339)
Total Liabilities and Stockholders' equity (deficit)	$2,267	$1,035

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2018	2017
Revenue	$8,427	$13,323
Cost of revenue
Commission fees	2,528	3,997
Hosting fees	2,500	2,230
Content licensing fees	843	1,332
Total cost of revenue	5,871	7,559

Gross Profit	2,556	5,764

Operating expenses
Advertising	12,423	30,528
Professional fees	8,375	10,145
Management fees, Social Media applications	30,000	30,000
General and administration	2,920	1,422
Total operating expenses	53,718	72,095

Loss from operations	(51,162)	(66,331)

Provision for Income Tax	-	-

Net income (loss)	$(51,162)	$(66,331)

Weighted average shares outstanding – basic and diluted	26,485,129	26,485,129

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,162)	$(66,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(312)	1,235
Increase in accounts payable and accrued liabilities	4,251	4,849
Increase in accounts payable and accrued liabilities – related parties	48,143	61,860
Net cash provided by operating activities	920	1,613

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	920	1,613
Cash, beginning of period	138	1,008
Cash, end of period	$1,058	$2,621

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements
.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

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

On May 6, 2015, the Company's Board of Directors approved an amendment to the articles of incorporation to increase the authorized share capital from 10,000,000 to 1,000,000,000 common shares.

On July 13, 2016, the Company's Form S-1 Registration Statement received a notice of effect from the Securities and Exchange Commission. The Company has received a trading symbol, "TRMM", and expects to commence trading on OTC Pink in the near future.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto include

Note 2 - Summary of Significant Accounting Policies

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of virtual goods associated with our online games, as well as from services provided for customer events. by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.
The Company recognizes revenue when the earnings process is complete and persuasive evidence of an arrangement exists. This generally occurs when the sales transaction has been completed, payment has been collected and ownership of the product or service has been transferred to the purchaser.
There was no impact on the Company's financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018.
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
JUNE 30, 2018

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $12,423 and $30,528 in the three months ended June 30, 2018 and 2017, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2018 and the fiscal year ended March 31, 2018 because the effect would have been anti-dilutive:

	June 30, 2018	March 31, 2018
Common stock issuable upon conversion of convertible preferred stock	500,000,000	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $997,501 at June 30, 2018 ($946,339 at March 31, 2018).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Shares of Common stock

As at June 30, 2018 and March 31, 2018 there were a total of 26,485,129 shares issued and outstanding.

Preferred Shares

As at June 30, 2018 and March 31, 2018 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights, are convertible into shares of common stock on the basis of 500 shares of common stock for each one preferred share and:

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

Note 5 – Related Party Transactions

(1)
On April 14, 2014, the Company entered into a Service Software Provider Agreement (the "Agreement") with Panash S.A.C ("Provider"), a company owned by our President, Panayis Palexas. Under the Agreement, the Provider will develop creative ads, manage social media networks, maintain and engage existing users via social media networks, and manage the Company's Facebook Fan page.  In addition, the Provider will ensure brand positioning and increase awareness as we grow and retain users.  The Provider will be paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed of $100,000 per month. Only in the 1st year of operation may accumulated compensation be paid with a Promissory Note which will be due and payable on or before April 30, 2016.

During the three months ended June 30,2018 and 2017 the Company accrued fees of $30,000, respectively, in relation to the above Agreement. The Company did not make any cash payments in the current period, leaving $390,000 in the balance sheets as accounts payable – related party ($360,000 – March 31, 2018).

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

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

During the three months ended June 30, 2018 and 2017, GMW charged $843 and $1,332, respectively, in license fees. The Company didn't make any cash payments, leaving $53,018 in the balance sheet as accounts payable – related parties (March 31, 2018 - $52,175).

(3)
During the three months ended June 30, 2018 and 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $17,300 and $2,000, respectively, to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $182,776 in the balance sheet as accounts payable – related parties ($165,476 – March 31, 2018).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2018, 2017 or 2016, or during the three months ended June 30, 2018, leaving $127,082 in the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of June 30, 2018 and March 31, 2018.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the three months ended June 30, 2018 and 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $0 and $30,528, respectively, for advertising expenses. The Company didn't make any cash payment during the three months ended June 30, 2018, leaving $188,299 in the balance sheets as accounts payable – related parties as of June 30, 2018 and March 31, 2018.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Note 7 – Subsequent Events

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2018 and audited financial statements for the year ended March 31, 2018, along with the accompanying notes.

Working Capital

	At June 30, 2018	At March 31, 2018
Current Assets	$2,267	$1,035
Current Liabilities	$999,768	$947,374
Working Capital (Deficit)	$(997,501)	$(946,339)

 Cash Flows

	Three months ended June 30,
	2018	2017
Net cash provided by operating activities	$920	$1,613
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase in cash during period	$920	$1,613

Results of Operations

Three months ended June 30, 2018 and 2017

During the three months ended June 30, 2018 and 2017, the Company generated gross revenues of $8,427 and $13,323 respectively, providing a gross profit after costs totaling $2,556 and $5,764 (2017), and incurred operating expenses in three months ended June 30, 2018 of $53,718, compared to $72,095 in the same period ended June 30, 2017.  The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period.  Professional fees over the comparative period were also reduced from $10,145 in the three months ended June 30, 2017 to $8,375 in the current three month period ended June 30, 2018.

The net loss in three months ended June 30, 2018 totaled $51,162 compared to $66,331 in same period ended June 30, 2017.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	August 14, 2018	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director