Form 10-Q
period 2018-09-30
TRUPAL MEDIA, INC.
filed 2018-11-13
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ] No [ X ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of November 2, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission on June 29, 2018.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets as of June 30, 2018 (Unaudited) and March 31, 2018	F-1
Interim Unaudited Statements of Operations for the three months ended June 30, 2018 and 2017	F-2
Interim Unaudited Statements of Cash Flows for the three months ended June 30, 2018 and 2017	F-3
Notes to Unaudited Financial Statements	F-4 to F-9

TRUPAL MEDIA, INC.
 BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS

Current assets
Cash	$1,422	$138
Accounts receivable	1,115	897
Total current assets	2,537	1,035

Total assets	$2,537	$1,035

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$42,007	$36,342
Accounts payable – related parties	1,001,740	911,032
Total current liabilities	1,043,747	947,374

Commitments and Contingencies

Total Liabilities	1,043,747	947,374

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,438,207)	(5,343,336)
Total stockholders' equity (deficit)	(1,041,210)	(946,339)
Total Liabilities and Stockholders' equity (deficit)	$2,537	$1,035

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$10,651	$13,689	$19,078	$27,012
Cost of revenue
Commission fees	3,195	4,107	5,723	8,104
Hosting fees	2,036	2,359	4,536	4,589
Content licensing fees	1,065	1,369	1,908	2,701
Total cost of revenue	6,296	7,835	12,167	15,394

Gross Profit	4,355	5,854	6,911	11,618

Operating expenses
Advertising	12,274	11,116	24,697	41,644
Professional fees	3,375	2,213	11,750	12,358
Management fees, Social Media applications	30,000	30,000	60,000	60,000
General and administration	2,415	1,776	5,335	3,198
Total operating expenses	48,064	45,105	101,782	117,200

Loss from operations	(43,709)	(39,251)	(94,871)	(105,582)

Net income (loss)	$(43,709)	$(39,251)	$(94,871)	$(105,582)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	26,485,129

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(94,871)	$(105,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(218)	805
Increase in accounts payable and accrued liabilities	5,665	4,673
Increase in accounts payable and accrued liabilities – related parties	90,708	99,526
Net cash provided by operating activities	1,284	(578)

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	1,284	(578)
Cash, beginning of period	138	1,008
Cash, end of period	$1,422	$430

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto include

Note 2 - Summary of Significant Accounting Policies

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
SEPTEMBER 30, 2018

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

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the six months ended September 30, 2018.

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Research and Development and Capitalized Software Development Costs

Research and development expenses with respect to the Company's online gaming platform including consulting services, internal costs for payroll, overhead and related expenses of its technology development and other employees directly involved in the application development are charged to expense as incurred in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 985, Software.  While the Company has launched its application, has determined technological feasibility and is generating revenues from the sale of virtual currency, due to the limited cash flow to date, the Company does not yet consider it has reached the threshold for economic feasibility.  All software development costs have therefore been expensed upon completion of management's impairment analysis at fiscal year-end. The Company will continue to expense software related costs until economic feasibility is achieved. Therefore, the Company intends to capitalize future application software and development costs. Amortization of any capitalized software development costs will be amortized on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 36 months.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $12,274 and $11,116 in the three months ended September 30, 2018 and 2017, respectively. Advertising costs were $24,697 and $41,644 in the six months ended September 30, 2018 and 2017, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended September 30, 2018 and the fiscal year ended March 31, 2018 because the effect would have been anti-dilutive:

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

	September 30, 2018	March 31, 2018
Common stock issuable upon conversion of convertible preferred stock	500,000,000	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,041,210 at September 30, 2018 ($946,339 at March 31, 2018).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Shares of Common stock

As at September 30, 2018 and March 31, 2018 there were a total of 26,485,129 shares issued and outstanding.

Preferred Shares

As at September 30, 2018 and March 31, 2018 there were a total of 1,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights, are convertible into shares of common stock on the basis of 500 shares of common stock for each one preferred share and:

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

During the three and six months ended September 30, 2018 and 2017 the Company accrued fees of $30,000 and $60,000, respectively, in relation to the above Agreement. The Company did not make any cash payments in the current period, leaving $420,000 on the balance sheets as accounts payable – related party ($360,000 – March 31, 2018).

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

During the three months ended September 30, 2018 and 2017, GMW charged $1,065 and $1,369, respectively, in license fees. During the six months ended September 30, 2018 and 2017, GMW charged $1,908 and $2,701, respectively, in license fees. The Company didn't make any cash payments, leaving $54,083 on the balance sheet as accounts payable – related parties (March 31, 2018 - $52,175).

(3)
During the six months ended September 30, 2018 and 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $28,800 and $7,100, respectively, to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $194,276 on the balance sheet as accounts payable – related parties ($165,476 – March 31, 2018).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2018, 2017 or 2016, or during the six months ended September 30, 2018, leaving $127,082 on the balance sheets as account payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of September 30, 2018 and March 31, 2018.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the three months ended September 30, 2018 and 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, invoiced to the Company $0 and $4,197, respectively, for advertising expenses. During the six months ended September 30, 2018 and 2017, Joy Media Works, LLC, invoiced to the Company $0 and $34,725, respectively, for advertising expenses. The Company didn't make any cash payments during the six months ended September 30, 2018, leaving $188,299 on the balance sheets as accounts payable – related parties as of September 30, 2018 and March 31, 2018.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at March 31, 2018 the Company has paid $29,500 of the initial $30,000 in fees payable.  There were no further payments made during the six months ended September 30, 2018. The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended September 30, 2018 and audited financial statements for the year ended March 31, 2018, along with the accompanying notes.

Working Capital

	At September 30, 2018	At March 31, 2018
Current Assets	$2,537	$1,035
Current Liabilities	$1,043,747	$947,374
Working Capital (Deficit)	$(1,041,210)	$(946,339)

 Cash Flows

	Six months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,284	$(578)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$1,284	$(578)

Results of Operations

Three months ended September 30, 2018 and 2017

During the three months ended September 30, 2018 and 2017, the Company generated gross revenues of $10,651 and $13,689 respectively, providing a gross profit after costs totaling $4,355 and $5,854 (2017), and incurred operating expenses in three months ended September 30, 2018 of $48,064, compared to $45,105 in the same period ended September 30, 2017.  The slight reduction to revenues is directly related to reduction to repeat customers on our site, period over period.  Professional, advertising and general and administrative fees were slightly increased period over period in the current three month period ended September 30, 2018.

The net loss in three months ended September 30, 2018 totaled $43,709 compared to $39,251 in same period ended September 30, 2017.

Six months ended September 30, 2018 and 2017

During the six months ended September 30, 2018 and 2017, the Company generated gross revenues of $19,078 and $27,012 respectively, providing a gross profit after costs totaling $6,911 and $11,618 (2017), and incurred operating expenses in six months ended September 30, 2018 of $101,782, compared to $117,200 in the same period ended September 30, 2017.  The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period.  Professional fees over the comparative period were also reduced from $12,358 in the six months ended September 30, 2017 to $11,750 in the current six month period ended September 30, 2018. General and administrative costs were lightly increased period over period.

The net loss in six months ended September 30, 2018 totaled $94,871 compared to $105,582 in same period ended September 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Unaudited Financial Statements, included herein.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,041,210 at September 30, 2018 ($946,339 at March 31, 2018).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trupal Media, Inc.

Date:	November 13, 2018	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director