Form 10-Q
period 2018-12-31
TRUPAL MEDIA, INC.
filed 2019-02-14
CIK 1662706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

26,485,129 common shares outstanding as of February 8, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TRUPAL MEDIA, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission on June 29, 2018.

REPORTED IN UNITED STATES DOLLARS

TRUPAL MEDIA, INC.
 BALANCE SHEETS
(Unaudited)

	December 31, 2018	March 31, 2018

ASSETS

Current assets
Cash	$1,132	$138
Accounts receivable	744	897
Total current assets	1,876	1,035
Total assets	$1,876	$1,035

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$31,008	$36,342
Accounts payable – related parties	1,056,871	911,032
Total current liabilities	1,087,879	947,374

Commitments and Contingencies

Total Liabilities	1,087,879	947,374

Stockholders' equity deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 26,485,129 shares issued and outstanding	26,485	26,485
Additional paid-in capital	4,369,512	4,369,512
Accumulated deficit	(5,483,000)	(5,343,336)
Total stockholders' equity (deficit)	(1,086,003)	(946,339)
Total Liabilities and Stockholders' equity (deficit)	$1,876	$1,035

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$6,317	$12,467	$25,395	$39,479
Cost of revenue
Commission fees	1,896	3,740	7,619	11,844
Hosting fees	393	2,385	4,929	6,974
Content licensing fees	631	1,247	2,539	3,948
Total cost of revenue	2,920	7,372	15,087	22,766

Gross Profit	3,397	5,095	10,308	16,713

Operating expenses
Advertising	12,418	12,144	37,115	53,788
Professional fees	3,375	8750	15,125	21,108
Management fees, Social Media applications	30,000	30,000	90,000	90,000
General and administration	2,397	3,920	7,732	7,118
Total operating expenses	48,190	54,814	149,972	172,014

Loss from operations	(44,793)	(49,719)	(139,664)	(155,301)

Net income (loss)	$(44,793)	$(49,719)	$(139,664)	$(155,301)

Weighted average shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net income (loss) per share – basic and diluted	26,485,129	26,485,129	26,485,129	26,485,129

See accompanying notes to unaudited financial statements.

TRUPAL MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(139,664)	$(155,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	153	1,087
Increase in accounts payable	(5,334)	8,219
Increase in accounts payable– related parties	145,839	146,373
Net cash provided by operating activities	994	378

Cash flows from investing activities:
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	994	378
Cash, beginning of period	138	1,008
Cash, end of period	$1,132	$1,386

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 1 – Description of business and basis of presentation

Organization and nature of business

Trupal Media, Inc. (hereinafter referred to as "we", "us", "our", or "the Company") has developed a platform for casino-game play in a social media environment.  We were incorporated in the State of Florida on March 14, 2014.  We are headquartered in Miami Beach, Florida and our contracted software development, marketing and implementation providers are based in Peru. The Company launched its flagship social gaming application, "Cleo's Casino" on April 1, 2014. We license over 50 casino-based games presently on our social media platform. Trupal Media, Inc. is focused on delivering high quality gaming platforms, maintaining low costs and driving a rigorous marketing campaign that will ensure steady growth and value for the Company and its shareholders.

On May 6, 2015, the Company's Board of Directors approved an amendment to the articles of incorporation to increase the authorized share capital from 10,000,000 to 1,000,000,000 common shares.

On July 13, 2016, the Company's Form S-1 Registration Statement received a notice of effect from the Securities and Exchange Commission. The Company has received a trading symbol, "TRMM", and expects to commence trading on OTC Pink at a future date.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.  For further information, refer to the financial statements and footnotes thereto include

Note 2 - Summary of Significant Accounting Policies

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
DECEMBER 31, 2018

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

 There was no impact on the Company's financial statements as a result of adopting Topic 606 for the nine months ended December 31, 2018.

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were $12,418 and $12,144 in the three months ended December 31, 2018 and 2017, respectively. Advertising costs were $37,115 and $53,788 in the nine months ended December 31, 2018 and 2017, respectively.

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

Loss per Common Share

In accordance with ASC Topic 280 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended December 31, 2018 and the fiscal year ended March 31, 2018 because the effect would have been anti-dilutive:

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

	December 31, 2018	March 31, 2018
Common stock issuable upon conversion of convertible preferred stock	500,000,000	500,000,000

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,086,003 at December 31, 2018 ($946,339 at March 31, 2018).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Shares of Common stock

As at December 31, 2018 and March 31, 2018 there were a total of 26,485,129 shares issued and outstanding.

Preferred Shares

As at December 31, 2018 and March 31, 2018 there were a total of 1,000,000 preferred shares issued and outstanding.  Preferred shares have no dividend rights, are convertible into shares of common stock on the basis of 500 shares of common stock for each one preferred share and:

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

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 5 – Related Party Transactions

(1)
On April 14, 2014, the Company entered into a Service Software Provider Agreement (the "Agreement") with Panash S.A.C ("Provider"), a company owned by our President, Panayis Palexas. Under the Agreement, the Provider will develop creative ads, manage social media networks, maintain and engage existing users via social media networks, and manage the Company's Facebook Fan page.  In addition, the Provider will ensure brand positioning and increase awareness as we grow and retain users.  The Provider will be paid by the Company for its services with a minimum of $10,000 monthly or 10% of monthly revenue earned by the application the Provider is servicing. This amount will not exceed of $100,000 per month. Only in the 1st year of operation may accumulate compensation be paid with a Promissory Note which will be due and payable on or before April 30, 2016.

During the three and nine months ended December 31, 2018 and 2017 the Company accrued fees of $30,000 and $90,000, respectively, in relation to the above Agreement. The Company did not make any cash payments in the current period, leaving $450,000 on the balance sheets as accounts payable – related party ($360,000 – March 31, 2018).

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

During the three months ended December 31, 2018 and 2017, GMW charged $631 and $1,247, respectively, in license fees. During the nine months ended December 31, 2018 and 2017, GMW charged $2,539 and $3,948, respectively, in license fees. The Company didn't make any cash payments, leaving $54,714 on the balance sheet as accounts payable – related parties (March 31, 2018 - $52,175).

(3)
During the nine months ended December 31, 2018 and 2017, Virtu Citi LLC, a Company controlled by our President, Panayis Palexas, advanced $53,300 and $22,700, respectively, to the Company for ongoing operating expenses. The Company didn't make any cash payments to further reduce the balance, leaving $218,776 on the balance sheet as accounts payable – related parties ($165,476 – March 31, 2018).

(4)
During the fiscal year ended March 31, 2015, Panayis Palexas, sole officer and director of the Company paid operating expenses in the amount of $127,082. The Company did not make any cash payments during fiscal 2018, 2017 or 2016, or during the nine months ended December 31, 2018, leaving $127,082 on the balance sheets as accounts payable – related parties.

(5)
During the fiscal year ended March 31, 2016, Demetris Nicolas Palexas advanced $18,000 to the Company for operating expenses, which amount remains unpaid as of December 31, 2018 and March 31, 2018 and is recorded in the balance sheet as accounts payable – related parties.  Mr. Palexas is the brother of our sole officer and director.

(6)
During the three months ended December 31, 2018 and 2017, Joy Media Works, LLC, a company controlled by our President, Panayis Palexas, did not invoice the Company for advertising expenses. During the nine months ended December 31, 2018 and 2017, Joy Media Works, LLC, invoiced to the Company $0 and $34,725, respectively, for advertising expenses. The Company didn't make any cash payments during the nine months ended December 31, 2018, leaving $188,299 on the balance sheets as accounts payable – related parties as of December 31, 2018 and March 31, 2018.

TRUPAL MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

On the date of the agreement the Company accrued cash consideration in respect of this agreement in the total amount of $60,000, however of this amount, $30,000 only becomes due and payable upon the first day of trading of the Company's common stock, which has not yet occurred.  As at March 31, 2018 the Company has paid $29,500 of the initial $30,000 in fees payable.  There were no further payments made during the nine months ended December 31, 2018. The Company has not yet issued the 750,000 shares contemplated under the terms of the agreement.  Upon issuance, the Company expects to record a value based on the market price of the Company's common stock on the first day of trading.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended December 31, 2018 and audited financial statements for the year ended March 31, 2018, along with the accompanying notes.

Working Capital

	At December 31, 2018	At March 31, 2018
Current Assets	$1,876	$1,035
Current Liabilities	$1,087,879	$947,374
Working Capital (Deficit)	$(1,086,003)	$(946,339)

 Cash Flows

	Nine months ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$994	$378
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$994	$378

Results of Operations

Three months ended December 31, 2018 and 2017

During the three months ended December 31, 2018 and 2017, the Company generated gross revenues of $6,317 and $12,467 respectively, providing a gross profit after costs totaling $2,920 and $7,372 (2017), and incurred operating expenses in three months ended December 31, 2018 of $48,190, compared to $54,814 in the same period ended December 31, 2017.  The reduction to revenues is directly related to reduction to repeat customers on our site, period over period.  Professional, advertising and general and administrative fees were slightly decreased period over period in the current three month period ended December 31, 2018.

The net loss in three months ended December 31, 2018 totaled $44,793 compared to $49,719 in same period ended December 31, 2017.

Nine months ended December 31, 2018 and 2017

During the nine months ended December 31, 2018 and 2017, the Company generated gross revenues of $25,395 and $39,479 respectively, providing a gross profit after costs totaling $10,308 and $16,713 (2017), and incurred operating expenses in nine months ended December 31, 2018 of $149,972, compared to $172,014 in the same period ended December 31, 2017.  The reduction to revenues and operating expenses is directly related to a reduced expenditure on advertising period over period.  Professional fees over the comparative period were also reduced from $21,108 in the nine months ended December 31, 2017 to $15,125 in the current nine-month period ended December 31, 2018. General and administrative costs were slightly increased period over period.

The net loss in the nine months ended December 31, 2018 totaled $139,664 compared to $155,301 in same period ended December 31, 2017.

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

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,086,003 at December 31, 2018 ($946,339 at March 31, 2018).  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Trupal Media, Inc.

Date:	February 14, 2019	By:	/s/ Panayis Palexas
		Name:	Panayis Palexas
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director